Form 10-Q
period 2011-03-31
RLJ Acquisition, Inc.
filed 2011-05-12
CIK 1506744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-54276

RLJ ACQUISITION, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3970903
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3 Bethesda Metro Center, Suite 1000
Bethesda, Maryland 20814
(Address of principal executive offices)

(301) 280-7737
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of May 11, 2011 was 17,968,750.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report, and the information incorporated by reference herein, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ limited liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refer to RLJ Acquisition, Inc. References in this report to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders (as defined below) to the extent our initial stockholders purchased public shares, provided that each initial stockholder’s status as a “public stockholder” shall only exist with respect to such public shares. References in this report to our “management” or our “management team” refer to our officers and directors, references to our “sponsor” refer to RLJ SPAC Acquisition, LLC, a Delaware limited liability company, and references to our “initial stockholders” refer to our sponsor, William S. Cohen and Morris Goldfarb.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,566,484	$249,976
Prepaid expenses	102,191	-
Total current assets	1,668,675	249,976
Noncurrent asset:
Deferred offering costs	-	103,201
Investments held in Trust Account	143,053,427	-
Total assets	$144,722,102	$353,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$15,123	$26,486
Due to affiliate	207,095	101,890
Note payable-related party	-	225,000
Total current liabilities	222,218	353,376
Other liabilities:
Deferred underwriters' fee	3,593,750	-
Total liabilities	3,815,968	353,376

Common stock subject to possible redemption 13,658,907 (at redemption value of $9.95 per share)	135,906,125	-

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 25,000,000 shares; 17,968,750 shares issued and outstanding at March 31, 2011 (which includes 13,658,907 shares subject to possible redemption) and; 3,593,750 shares issued and outstanding at
December 31, 2010	17,969	3,594
Additional paid-in captial	5,068,132	21,406
Deficit accumulated during the development stage	(86,092)	(25,199)
Total stockholders' equity (deficit)	5,000,009	(199)
Total liabilities and stockholders' equity	$144,722,102	$353,177

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	November 12, 2010
	Ended	(date of inception) to
	March 31, 2011	March 31, 2011

Formation costs	$48,014	$73,213
General and administrative expenses	35,056	35,056
Loss from operations	(83,070)	(108,269)
Other Income
Interest Income	22,177	22,177

Net loss attributable to common shares not subject to
possible redemption	$(60,893)	$(86,092)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)
Average common shares outstanding Basic and diluted	9,663,194	7,495,536

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from November 12, 2010 (date of inception) to March 31, 2011

				Deficit Accumulated
				During the
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-In Capital	Stage	Equity

Sale of common stock issued to initial stockholder on November 18, 2010 at $.0070 per share	3,593,750	$3,594	$21,406	$-	$25,000

Net loss attributable to common stockholder not subject to possible redemption	-	-	-	(25,199)	$(25,199)

Balances at December 31, 2010	3,593,750	3,594	21,406	(25,199)	(199)

Sale on February 22, 2011 of 14,375,000 units at $10 per unit, net of underwriters' discount and offering expenses (including 13,658,907 shares subject to possible redemption)	14,375,000	14,375	135,952,851	-	135,967,226

Sale on February 22, 2011 of 6,666,667 private placement warrants to the sponsor at $0.75 per warrant	-	-	5,000,000	-	5,000,000

Net proceeds subject to possible redemption of 13,658,907 shares at redemption value	-	-	(135,906,125)	-	(135,906,125)

Net loss attributable to common stockholder not subject to possible redemption	-	-	-	(60,893)	(60,893)

Balances at March 31, 2011 (Unaudited)	17,968,750	$17,969	$5,068,132	$(86,092)	$5,000,009

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	November 12, 2010
	Ended March 31,	(date of inception) to
	2011	March 31, 2011

Cash flows from operating activities:
Net loss	$(60,893)	$(86,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Prepaid expenses	(102,191)	(102,191)
Accrued expenses	13,637	15,123
Due to affiliate	133,406	157,095
Net cash used in operating activities	(16,041)	(16,065)

Net cash used in investing activities:
Principal deposited in Trust Account	(143,031,250)	(143,031,250)
Interest reinvested in Trust Account	(22,177)	(22,177)
Net cash used in investing activities	(143,053,427)	(143,053,427)

Cash flows from financing activities:
Proceeds from the issuance of stock to initial stockholder		25,000
Proceeds from public offering	143,750,000	143,750,000
Proceeds from issuance of warants	5,000,000	5,000,000
Proceeds from issuance of notes payable - related party		225,000
Payments on notes payable - related party	(225,000)	(225,000)
Payment of offering costs	(4,139,024)	(4,139,024)
Net cash provided by financing activities	144,385,976	144,635,976
Increase in cash and cash equivalents	1,316,508	1,566,484
Cash and cash equivalents at beginning of the period	249,976
Cash and cash equivalents at end of the period	$1,566,484	$1,566,484

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' compensation	$3,593,750	$3,593,750
Deferred offering costs included in amounts due to affiliates	$50,000	$50,000

See accompanying notes to condensed interim financial statements.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(1) Organization and Nature of Business Operations

RLJ Acquisition, Inc. (the Company) is a newly-organized blank check company formed on November 12, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company's sponsor is RLJ SPAC Acquisition, LLC (the Sponsor). At March 31, 2011, the Company had not commenced any operations.  All activity through March 31, 2011 relates to the Company's formation and the initial public offering described below in Note 4. The Company has selected December 31 as its fiscal year-end.

The Company consummated its initial public offering (the Offering) on February 22, 2011 and received net proceeds of $140,156,250, before deducting deferred underwriting compensation of $3,593,750, plus $5,000,000 received for the purchase of 6,666,667 warrants by the Sponsor.  The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company's efforts in identifying prospective target businesses will not be limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination. Instead, the Company intends to focus on various industries and target businesses that may provide significant opportunities for growth.

Upon the closing of the Offering and simultaneous private placement of the Sponsor Warrants (as defined below in Note 5), $143,031,250 was placed in a trust account (Trust Account).  Except for a portion of the interest income earned on the Trust Account balance that may be released to the Company to pay any income and franchise taxes and to fund the Company's working capital requirements, and any amounts necessary to purchase up to 25% of the Company's shares issued as part of the Units described in Note 4 (public shares) if the Company seeks stockholder approval for its initial business combination, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company's initial business combination and the redemption of 100% of the Company's public shares if the Company is unable to consummate a business combination within 21 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company's creditors, if any, which could have priority over the claims of the Company's public stockholders.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less franchise and income taxes payable, upon the consummation of the Company's initial business combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants, which will expire worthless in the event the Company does not consummate a business combination. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, the Company intends to consummate its initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which regulates issuer tender offers, and the Company will file tender offer documents with the Securities and Exchange Commission (the SEC). The tender offer documents will contain substantially the same financial and other information about the Company's initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If however, a stockholder vote is required by law, or the Company decides to hold a stockholder vote for business or other legal reasons, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules.

If the Company seeks stockholder approval, the Company will consummate its initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, the initial stockholders (as defined below in Note 6) have agreed to vote their Founder Shares (as defined below in Note 6) as well as any public shares purchased during or after the Offering in favor of the Company's initial business combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the consummation by the Company of a business combination.

If the Company does not effect a business combination within 21 months from the closing of the Offering, the Company will liquidate the Trust Account and distribute the amount held in the Trust Account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to the Company from the Trust Account to pay liquidation expenses, to the Company’s public shareholders, subject in each case to the Company’s obligations under Nevada law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate a business combination within the 21-month time period, although the initial stockholders will be entitled to redemption with respect to any public shares they hold if the Company fails to consummate a business combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the Units sold in the Offering discussed in Note 4).

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(2) Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and for the period from November 12, 2010 (date of inception) to March 31, 2011. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2010, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2010, which are included in previous filings with the SEC.

(3) Summary of Significant Accounting Policies

(a)          Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheets.

(b)          Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)          Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed interim financial statements.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(d)          Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

(e)          Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.”  At March 31, 2011, the Company had not commenced any operations nor generated revenue to date.  All activity through March 31, 2011 relates to the Company’s formation and the Offering.  Following the Offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all.  The Company generates non-operating income in the form of interest income on the designated Trust Account.

(f)           Net loss per common share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible securities were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effects of outstanding warrant conversions are antidilutive in all periods presented it has been excluded from the computation of diluted loss per common share.

(g)          Restricted cash equivalents held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a business combination. The funds held in the Trust Account are invested primarily in United States Treasury Securities. The Company considers Treasury Bills with a maturity of 3 months or less to be cash equivalents.

(h)          Deferred offering costs

The Company complies with the requirements of the ASC 340-10-S25-1, “Expenses of Offering.”

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(i)           Securities held in Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.”  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method.  Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

(j)           Income Taxes

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company established a full valuation allowance as of March 31, 2011 of $29,000.  Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2011. The section prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended March 31, 2011.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes.  These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.  The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

(k)          Redeemable Common Stock

The Company accounts for redeemable common stock that is subject to redemption for cash or other assets by classifying it outside of permanent equity if it is redeemable at the option of the holder.  Under no circumstances, except for a final liquidation event, will the Company redeem its public shares in an amount that would cause its stockholders’ equity to be less than $5,000,001.  The Company determined the $5,000,001 threshold in order to reduce the likelihood that it will become subject to the SEC’s “penny stock” rules promulgated under the Exchange Act, which apply to transactions in securities of certain companies with stockholders’ equity of $5,000,000 or less and a market price per share of less than $5.00.

Accordingly, 13,658,907 of common shares have been classified outside of permanent equity at redemption value, which is equal to the per share amount held in the Trust Account.  The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal its redemption value at the end of each reporting period.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(4)          Initial Public Offering

On February 22, 2011, the Company consummated its Offering of 14,375,000 of its units, including units issued and sold pursuant to the underwriters’ over-allotment option (Unit).  Each Unit consists of one share of the Company's common stock, $0.001 par value per share, and one warrant (Warrant).  Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $12.00 per share, subject to adjustment. The Warrants will become exercisable on the later of 30 days after the completion of the Company's initial business combination or February 22, 2012, twelve months from the closing of the Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company's initial business combination or earlier upon redemption or liquidation.  If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.  Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days' prior written notice of redemption, only in the event that the last sales price of the Company's common stock equals or exceeds $17.50 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

(5)          Related Party Transactions

(a)          Note Payable – Related Party

The Company issued an aggregate of $225,000 in an unsecured promissory note to the Sponsor, on November 18, 2010. The note was non-interest bearing and payable within 60 days following the date of the consummation of the Offering by the Company.  The note was paid in full on February 22, 2011.

(b)          Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to RLJ Companies, LLC, an affiliate of the Sponsor. Services commenced on February 22, 2011 and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company.

(c)          Due to Affiliates

As of March 31, 2011, RLJ Companies, LLC has paid certain deferred offering, and formation and operating costs on behalf of the Company.  The total of such costs do not bear interest, and is due on demand.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(d)          Sponsor Warrants

Simultaneously with the consummation of the Offering, the Company consummated a private placement of 6,666,667 warrants to the Sponsor at a price of $0.75 per warrant (a purchase price of $5,000,000).  The Sponsor has agreed that the warrants purchased by it will not be sold or transferred until 30 days following consummation of a Business Transaction, subject to certain limited exceptions. If the Company does not complete a business transaction, then the proceeds will be part of the liquidating distribution to the public shareholders and the warrants issued to the Sponsor will expire worthless. The Company classified the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

The Sponsor is entitled to registration rights pursuant to a registration rights agreement signed in connection with the consummation of the Offering. The Sponsor will be entitled to demand registration rights and certain “piggy-back” registration rights with respect to its ordinary shares, the warrants and the ordinary shares underlying the warrants, commencing on the date such ordinary shares or warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

(6)          Founder Shares

On November 18, 2010, the Sponsor and two of the Company’s independent directors, William S. Cohen, and Morris Goldfarb, purchased 3,593,750 shares of common stock (Founder Shares) for an aggregate amount of $25,000, or $0.0070 per share.

The Founder Shares are identical to the shares of common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company's officers and directors and other persons or entities affiliated with the initial stockholders, each of whom will be subject to the same transfer restrictions) until the earlier of one year after the completion of the Company's initial business combination or earlier if, subsequent to the Company's business combination, the last sales price of the Company's common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period commencing at least 150 days after the Company's initial business combination and the date on which the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

A portion of the Founders Shares in an amount equal to 2.5% of the Company's issued and outstanding shares immediately after the Offering, will be subject to forfeiture by the initial stockholders in the event the last sales price of the Company's stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one trading period of 20 trading days within any 30-trading day period within 12 months following the closing of the Company's initial business combination.  An additional 2.5% of the Company’s issued and outstanding shares immediately after the Offering will be subject to forfeiture by the initial stockholders in the event the last sales price of the Company’s stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading period during the period between 12 and 24 months following the closing of the Company’s initial business combination.

(7)          Commitments

The Company paid an underwriting discount of 2.5% of the Offering proceeds to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional contingent fee of 2.5% of the Offering proceeds payable solely upon the consummation of its initial Business Combination.  Such contingent fee is reflected as deferred underwriters’ fee of $3,593,750 on the accompanying March 31, 2011 condensed balance sheet.

(8)          Investment in Trust Account

Subsequent to the Offering, an amount of $143,031,250 (including $3,593,750 of deferred underwriters’ fee) of the net proceeds of the Offering, was deposited in a Trust Account and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 have a maturity of 180 days or less until the earlier of (i) the consummation of a business combination, or (ii) liquidation of the Company.

As of March 31, 2011, investment securities in the Company’s Trust Account consist of $143,053,401 in United States Treasury Bills and another $26 is held as cash in the account.  The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”.  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.  The carrying amount, excluding accrued interest income, gross unrealized holding loss and fair value of held to maturity securities at March 31, 2011 are as follows:

	Carrying	Gross Unrealized Holding Losses	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$143,053,401	$(4,292)	$143,049,109

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to March 31, 2011

(9)          Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2011	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Levels 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,049,109	$143,049,109	—	—

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial public offering on February 22, 2011. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.

Net (loss) for the period from November 12, 2010 (inception) to March 31, 2011 was $86,092, which consisted of $22,177 in interest income partially offset by $108,269 in formation and operating expenses. Net (loss) for the three months ended March 31, 2011 was $60,893, which consisted of $22,177 in interest income offset by $83,070 in formation and operating expenses.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

Liquidity and Capital Resources

The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $5.7 million to be applied to underwriting discounts, offering expenses and working capital (including approximately $3.6 million of deferred underwriting discounts) and (ii) the sale of the sponsors’ warrants for a purchase price of $5.0 million, was approximately $143.0 million. All of these net proceeds were placed in trust.

As of March 31, 2011, we had cash outside of the trust account of $1,566,484, cash held in the trust account of approximately $143 million, and total liabilities of approximately $139.7 million (which includes approximately $136 million of common stock which is subject to possible redemption). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 22, 2012, assuming that an initial transaction is not consummated during that time.

We may use substantially all of the funds held in the trust account (net of franchise and income taxes payable and deferred underwriting commissions) to consummate our initial business combination, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, or the purchase price together with funds used for redemption is less than the amount in the trust account, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions or pursue our growth strategies.

We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and consummate a business combination.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Such loans may be convertible into founders shares or warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the sponsor warrants. None of the sponsor warrants, any shares of common stock issuable upon exercise thereof or the founders shares will have recourse to the proceeds held in our trust account. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We expect our primary liquidity requirements prior to the consummation of our initial business combination or our liquidation to include approximately $2.0 million for legal, accounting and other expenses associated with structuring, negotiating and documenting successful business combinations; $210,000 for office space, administrative services and support payable to our sponsor, representing $10,000 per month for up to 21 months; $250,000 for legal and accounting fees related to regulatory reporting requirements; $50,000 for printing; $250,000 for consulting and travel for the search for a business combination target; and approximately $180,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in the trust account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, we will rely on the funds available to us outside of the trust account and interest earned of up to $2.0 million, subject to adjustment, on the trust account (net of franchise and income taxes payable) that may be available to us to fund such expenditures along with any loans from our sponsor, affiliates of our sponsor, our directors or our officers, as discussed above. If our estimates of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than $2.0 million as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $143.0 million of the net offering proceeds (which includes $3.6 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2011, the balance of the trust account was $143.0 million. The proceeds held in trust will only be invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. H. Van Sinclair, our Chief Executive Officer, and Lisa W. Pickrum, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended March 31, 2011 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in the prospectus contained in our Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on December 3, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 22, 2011, RLJ SPAC Acquisition, LLC purchased 6,666,667 of our warrants to purchase one share of our common stock at an exercise price of $12.00 per share for an aggregate purchase price of $5,000,000.

The sales of the above securities were deemed to be exempt from the registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Use of Proceeds from Initial Public Offering

On February 22, 2011, we closed our initial public offering of 14,375,000 units, including units issued and sold pursuant to the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $143,750,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-17047). The SEC declared the registration statement effective on February 15, 2011.

We received net proceeds of approximately $143.0 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $3.6 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $4.2 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The remaining proceeds ($1.7 million) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us, except to pay any income taxes and up to $2.0 million can be taken from the interest earned on the trust account to fund our working capital. These proceeds will be used in addition to the $1.7 million, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $22,177 for the period from November 12, 2010 (inception) to March 31, 2011 and $22,177 for the three months ended March 31, 2011.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Removed and Reserved.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

Exhibit Number	Description

4.1	Specimen Unit Certificate (2)

4.2	Specimen Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated as of February 22, 2011, by and between RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (1)

10.1	Promissory Note, dated November 18, 2010, issued to RLJ SPAC Acquisition, LLC (3)

10.2	Subscription Agreement, dated November 18, 2010, executed by RLJ SPAC Acquisition, LLC (3)

10.3	Subscription Agreement, dated November 18, 2010, executed by Morris Goldfarb (3)

10.4	Subscription Agreement, dated November 18, 2010, executed by William S. Cohen (3)

10.5	Subscription Agreement, dated December 2, 2010, between the Registrant and RLJ SPAC Acquisition, LLC (3)

10.6	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and RLJ SPAC Acquisition, LLC (4)

10.7	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and Robert L. Johnson (4)

10.8	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and each executive officer of the Registrant (4)

10.9	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and each of William S. Cohen and Morris Goldfarb (4)

10.10	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and Mario Gabelli (4)

10.11	Investment Management Trust Agreement, dated as of February 22, 2011, by and between RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (1)

10.12	Registration Rights Agreement, dated as of February 22, 2011, by and between RLJ Acquisition, Inc. and stockholders listed on the signature page thereto (1)

10.13	Form of Indemnity Agreement (1)

Exhibit Number	Description

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2011.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-170947) with the SEC on January 7, 2011.

(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-170947) filed with the SEC on December 3, 2010.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-170947) with the SEC on January 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ACQUISITION, INC.

May 12, 2011	By:	/s/ H. Van Sinclair
		Name:	H. Van Sinclair
		Title:	Chief Executive Officer and President
(principal executive officer)

May 12, 2011	By:	/s/ Lisa W. Pickrum
		Name:	Lisa W. Pickrum
		Title:	Chief Financial Officer
(principal financial and accounting officer)