Form 10-Q
period 2011-06-30
RLJ Acquisition, Inc.
filed 2011-08-15
CIK 1506744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☑ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding as of August 10, 2011 was 17,968,750.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,321,291	$249,976
Prepaid expenses	73,091	-
Total current assets	1,394,382	249,976
Noncurrent assets:
Deferred offering costs	-	103,201
Investments held in Trust Account	143,074,808	-
Total assets	$144,469,190	$353,177

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$19,773	$26,486
Due to affiliate	38,395	101,890
Note payable-related party	-	225,000
Total current liabilities	58,168	353,376
Other liabilities:
Deferred underwriters' fee	3,593,750	-
Total liabilities	3,651,918	353,376

Common stock subject to possible redemption 13,649,977 (at redemption value of $9.95 per share)	135,817,271	-

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value. Authorized 25,000,000 shares; 17,968,750 shares issued and outstanding at June 30, 2011 (which includes 13,649,977 shares subject to possible redemption) and; 3,593,750 shares issued and outstanding at December 31, 2010	17,969	3,594
Additional paid-in captial	5,156,985	21,406
Deficit accumulated during the development stage	(174,953)	(25,199)
Total stockholders' equity (deficit)	5,000,001	(199)
Total liabilities and stockholders' equity (deficit)	$144,469,190	$353,177

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months	Three Months	November 12, 2010
	Ended	Ended	(date of inception) to
	June 30, 2011	June 30, 2011	June 30, 2011

Formation costs	$48,014	$-	$73,213
General and administrative expenses	145,299	110,243	145,299
Loss from operations	(193,313)	(110,243)	(218,512)
Other Income
Interest Income	43,559	21,382	43,559

Net loss	$(149,754)	$(88,861)	$(174,953)

Loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)
Average common shares outstanding
Basic and diluted	13,838,916	17,968,750	11,621,347

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)
For the Period from November 12, 2010 (date of inception) to June 30, 2011

				Deficit Accumulated
	Common Stock			During the
	Shares	Amount	Additional Paid-In Capital	Development Stage	Stockholders' Equity

Sale of common stock issued to initial stockholder on November 18, 2010 at $.0070 per share	3,593,750	$3,594	$21,406	$-	$25,000

Net loss	-	-	-	(25,199)	$(25,199)

Balances at December 31, 2010	3,593,750	3,594	21,406	(25,199)	(199)

Sale on February 22, 2011 of 14,375,000 units at $10 per unit, net of underwriters' discount and offering expenses (including 13,649,977 shares subject to possible redemption)	14,375,000	14,375	135,952,851	-	135,967,226

Sale on February 22, 2011 of 6,666,667 private placement warrants to the sponsor at $0.75 per warrant	-	-	5,000,000	-	5,000,000

Net proceeds subject to possible redemption of 13,649,977 shares at redemption value	-	-	(135,817,272)	-	(135,817,272)

Net loss	-	-	-	(149,754)	(149,754)

Balances at June 30, 2011 (Unaudited)	17,968,750	$17,969	$5,156,985	$(174,953)	$5,000,001

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months	November 12, 2010
	Ended	(date of inception) to
	June 30, 2011	June 30, 2011

Cash flows from operating activities:
Net loss	$(149,754)	$(174,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Prepaid expenses	(73,092)	(73,092)
Accrued expenses	18,288	19,774
Due to affiliate	(35,294)	(11,605)
Net cash used in operating activities	(239,852)	(239,876)

Net cash used in investing activities:
Principal deposited in Trust Account	(143,031,250)	(143,031,250)
Interest reinvested in Trust Account	(43,559)	(43,559)
Net cash used in investing activities	(143,074,809)	(143,074,809)

Cash flows from financing activities:
Proceeds from the issuance of stock to initial stockholder		25,000
Proceeds from public offering	143,750,000	143,750,000
Proceeds from issuance of warants	5,000,000	5,000,000
Proceeds from issuance of notes payable - related party		225,000
Payments on notes payable - related party	(225,000)	(225,000)
Payment of offering costs	(4,139,024)	(4,139,024)
Net cash provided by financing activities	144,385,976	144,635,976
Increase in cash and cash equivalents	1,071,315	1,321,291
Cash and cash equivalents at beginning of the period	249,976
Cash and cash equivalents at end of the period	$1,321,291	$1,321,291

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' compensation	$3,593,750	$3,593,750
Deferred offering costs included in amounts due to affiliates	$-	$-

See accompanying notes to condensed interim financial statements.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the period from November 12, 2010 (date of inception) to June 30, 2011

(1) Organization and Nature of Business Operations

RLJ Acquisition, Inc. (the Company) is a newly-organized blank check company formed on November 12, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company's sponsor is RLJ SPAC Acquisition, LLC (the Sponsor). At June 30, 2011, the Company had not commenced any operations.  All activity through June 30, 2011 relates to the Company's formation and the initial public offering described below in Note 4. The Company selected December 31 as its fiscal year-end.

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

Upon the closing of the Offering and simultaneous private placement of the Sponsor Warrants (as defined below in Note 5), $143,031,250 was placed in a trust account (Trust Account).  Except for a portion of the interest income earned on the Trust Account balance that may be released to the Company to pay any income taxes and to fund the Company's working capital requirements, and any amounts necessary to purchase up to 25% of the Company's shares issued as part of the Units described in Note 4 (public shares) if the Company seeks stockholder approval for its initial business combination, none of the funds held in the Trust Account will be released until the earlier of the completion of the Company's initial business combination and the redemption of 100% of the Company's public shares if the Company is unable to consummate a business combination within 21 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company's creditors, if any, which could have priority over the claims of the Company's public stockholders.

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

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

(2) Basis of Presentation

      The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and for the period from November 12, 2010 (date of inception) to June 30, 2011. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2010, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC.

          The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2010, which are included in previous filings with the SEC.

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

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

(e)  Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.”  At June 30, 2011, the Company had not commenced any operations nor generated revenue to date.  All activity through June 30, 2011 relates to the Company’s formation and the Offering.  Following the Offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all.  The Company generates non-operating income in the form of interest income on the designated Trust Account.

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

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

(j)   Income Taxes

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The Company established a full valuation allowance as of June 30, 2011 of $60,000.  The deferred tax asset is comprised of expenses non-deductible in the development state.  Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of June 30, 2011. The section prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended June 30, 2011.

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

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

Accordingly, 13,649,977 of common shares have been classified outside of permanent equity at redemption value, which is equal to the per share amount held in the Trust Account.  The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal its redemption value at the end of each reporting period.

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

(c)  Due to Affiliates

As of June 30, 2011, RLJ Companies, LLC has paid certain offering, and formation and operating costs on behalf of the Company.  The total of such costs do not bear interest, and is due on demand.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

(7)	Commitments

The Company paid an underwriting discount of 2.5% of the Offering proceeds to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional contingent fee of 2.5% of the Offering proceeds payable solely upon the consummation of its initial Business Combination.  Such contingent fee is reflected as deferred underwriters’ fee of $3,593,750 on the accompanying June 30, 2011 condensed balance sheet.

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

As of June 30, 2011, investment securities in the Company’s Trust Account consist of $143,073,928 in United States Treasury Bills and another $880 is held as cash in the account.  The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”.  Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity.  Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.  The carrying amount, excluding accrued interest income, gross unrealized holding loss and fair value of held to maturity securities at June 30, 2011 are as follows:

		Gross
		Unrealized
		Holding
	Carrying	Gains	Fair Value
Held-to-maturity:
U.S. Treasury Securities	$143,073,928	$10,018	$143,083,946

(9)	Fair Value Measurements

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)
For the period from November 12, 2010 (date of inception) to June 30, 2011

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.  In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices	Significant	Significant
		In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,083,946	$143,083,946	—	—

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

Net (loss) for the three months ended June 30, 2011 was $(88,861), which consisted of $21,382 in interest income offset by $110,243 in formation and operating expenses.  Net (loss) for the six months ended June 30, 2011 was $(149,754), which consisted of $43,559 in interest income offset by $193,313 in formation and operating expenses.  Net (loss) for the period from November 12, 2010 (inception) to June 30, 2011 was $(174,953), which consisted of $43,559 in interest income offset by $218,512 in formation and operating expenses.  The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

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

As of June 30, 2011, we had cash outside of the trust account of $1,321,291, cash held in the trust account of approximately $143 million, and total liabilities of approximately $139.5 million (which includes approximately $136 million of common stock which is subject to possible redemption). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 22, 2012, assuming that an initial transaction is not consummated during that time.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $143.0 million of the net offering proceeds (which includes $3.6 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2011, the balance of the trust account was $143.0 million. The proceeds held in trust will only be invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities.  The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

(b) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended June 30, 2011 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

There have been no material changes in our risk factors disclosed in the prospectus contained in our Registration Statement on Form S-1, as amended, originally filed with the Securities and Exchange Commission on December 3, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Removed and Reserved.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed Herewith
**	Furnished Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ACQUISITION, INC.

August 15, 2011	By:	/s/ H. Van Sinclair
Name: H. Van Sinclair
Title: Chief Executive Officer and President
(principal executive officer)

August 15, 2011	By:	/s/ Lisa W. Pickrum
Name: Lisa W. Pickrum
Title: Chief Financial Officer
(principal financial and accounting officer)