Form 10-K
period 2011-12-31
RLJ Acquisition, Inc.
filed 2012-03-09
CIK 1506744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

_________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54276

RLJ ACQUISITION, INC.

(Exact name of Registrant as specified in its charter)

Nevada	27-3970903
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3 Bethesda Metro Center, Suite 1000

Bethesda, Maryland 20814
(Address of principal executive offices)

(301) 280-7737

(Registrant’s telephone number, including area code)

_________________________

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Units, each consisting of one share of Common Stock, $0.001 par value, and one Warrant

Common Stock included in the Units
Warrants included in the Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

☒ Yes ☐ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock June 30, 2011, as reported on the Over-The-Counter Bulletin Board was approximately $144,468,750.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of March 8, 2012 was 17,968,750.

Documents Incorporated by Reference: None

i

Forward-Looking Statements

Certain statements contained in this Form 10-K, and the information incorporated by reference herein, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

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

The forward-looking statements contained or incorporated by reference in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Form 10-K to “we,” “us” or “our company” refer to RLJ Acquisition, Inc. References in this Form 10-K to our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our initial stockholders (as defined below) to the extent our initial stockholders purchased public shares, provided that each initial stockholder’s status as a “public stockholder” shall only exist with respect to such public shares. References in this Form 10-K to our “management” or our “management team” refer to our officers and directors, references to our “sponsor” refer to RLJ SPAC Acquisition, LLC, a Delaware limited liability company, and references to our “initial stockholders” refer to our sponsor, William S. Cohen and Morris Goldfarb.

PART I

ITEM 1. Business

Overview

We are a Nevada company formed on November 12, 2010. Our business plan is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Our business plan is not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination, except that we will not, under our amended and restated articles of incorporation, be permitted to effect a business combination with a blank check company or a similar type of company with nominal operations. We are not prohibited from entering into a business combination with a target business that is an affiliate of our sponsor, directors or officers, although we do not intend to do so.

A registration statement for our initial public offering was declared effective on February 15, 2011. On February 22, 2011 (i) we sold 12,500,000 units in our initial public offering, and (ii) the underwriters for our initial public offering purchased an additional 1,875,000 units pursuant to an over-allotment option. Each units consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $12.00 commencing on the later of February 22, 2012, which is the date 12 months from the closing of our initial public offering, or 30 days after the completion of our initial business combination provided that in each case a registration statement relating to the common stock issuable upon exercise of the warrants is effective and a prospectus relating to the common stock issuable upon exercise of the warrants is current. The warrants expire five years after the completion of our initial business combination, at 5:00 p.m., New York time, or earlier upon redemption or liquidation. Simultaneously with the consumation of our initial public offering, our sponsor purchased 6,666,667 sponsor warrants, each exercisable to purchase one share of our common stock at $12.00 per share, at a price of $0.75 per warrant ($5,000,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering.

We received net proceeds of $144,031,250 from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors warrants. Of those net proceeds, $3.6 million is attributable to the portion of the underwriters’ discount which has been deferred until the consummation of our initial business combination. The net proceeds were deposited in a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Except for a portion of the interest income that may be released to us to pay any income and franchise taxes and to fund our working capital requirements and any amounts necessary to purchase up to 25% of our public shares, none of the funds held in the trust account will be released until the earlier of the completion of our initial business combination and the redemption of 100% of our public shares if we are unable to consummate a business combination within 21 months from the closing of our initial public offering (subject to the requirements of law).

Business Strategy

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

•	Established Companies with Proven Track Records. We will seek to acquire established companies with sound historical financial performance. We will typically focus on companies with a history of strong operating and financial results. We do not intend to acquire start-up companies.
•	Companies with Strong Free Cash Flow Characteristics. We will seek to acquire companies that have a history of strong, stable free cash flow generation (i.e. companies that typically generate cash in excess of that required to maintain or expand the business’s asset base). We will focus on companies that have predictable, recurring revenue streams and an emphasis on low capital expenditure requirements. An example of such a company could be one that typically sells its inventory, is paid on time by its customers on a generally predictable basis and does not need to materially acquire or upgrade physical assets on a regular basis.
•	Strong Competitive Industry Position. We will seek to acquire businesses that operate within industries that have strong fundamentals. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We will seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.
•	Experienced Management Team. We will seek to acquire businesses that have strong, experienced management teams. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow.
•	Diversified Customer and Supplier Base. We will seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed is this Form 10-K, would be in the form of tender offer or proxy solicitation materials, as applicable, that we would file with the SEC.

Competitive Strengths

We believe we have the following competitive strengths:

Management Expertise

We will seek to capitalize on the significant investing experience of our management team, including Robert L. Johnson, our founder and chairman of the board. Mr. Johnson is the founder and chairman of The RLJ Companies which, together with Mr. Johnson, owns or holds interests in a diverse portfolio of companies primarily in the banking, private equity, real estate, hospitality, professional sports, film production, gaming and automobile dealership industries. Businesses within Mr. Johnson’s and The RLJ Companies portfolio include:

•	RLJ Development, LLC/RLJ Urban Lodging Funds, real estate enterprises that primarily own upscale select service hotels and one compact full service hotel in major markets in North America;
•	RLJ Equity Partners, LLC, a private equity fund founded with The Carlyle Group that specializes in middle-market leveraged buy-outs, leveraged recapitalizations and growth equity;
•	RolloverSystems, a financial services company that provides outsourced retirement plan rollover services for financial services institutions, plan sponsors and third party administrators;
•	RLJ Western Asset Management, LLC, the only minority-owned entity designated by the U.S. Treasury Department as a pre-qualified fund manager to participate in the Public Private Investment Fund Program;
•	RLJ-McLarty-Landers Automotive Holdings, LLC, which operates 35 automotive franchises and, with an affiliate, three Harley-Davidson motorcycle dealerships across the South Central, Southeast and Midwest regions of the United States;
•	Bobcat Sports & Entertainment, which comprises the franchise and arena operations of the Charlotte Bobcats NBA professional basketball team;
•	Caribbean CAGE, LLC, a gaming company that focuses on the installation, operation and management of video lottery terminals, linked gaming systems and game content throughout the Caribbean and Latin America;
•	Our Stories Films, LLC, a film production studio that produces theatrical motion pictures that showcase the talents of African Americans on both sides of the camera and in the creative process; and
•	The RLJ Kendeja Resort & Villas, a luxury resort hotel located on 13-acres of ocean front property overlooking the Atlantic Ocean outside of Monrovia, Liberia.

The first real estate investment fund formed by RLJ Development, LLC/, the RLJ Urban Lodging Fund completed its initial closing in October 2004 and its final closing in April 2005, securing approximately $315 million in equity commitments from ten institutions. This fund deployed all of its capital within three years, acquiring 27 hotels from 22 different sellers, and the entire fund was sold in February 2008. Two additional funds were formed in March 2006 and July 2007, respectively. In May 2011, these two additional funds were merged into a publicly traded entity, RLJ Lodging Trust, which was formed to succeed to the hotel investment and ownership platform of RLJ Development and lodging-focused private equity funds. RLJ Lodging Trust currently owns 141 properties. Since the RLJ Companies became a partner in RLJ McLarty Landers Automotive Holdings, LLC in 2007, that business has completed 12 acquisitions, growing its number of dealerships from seven to 25.

Prior to forming The RLJ Companies, Mr. Johnson was founder and chairman of Black Entertainment Television, or BET, the nation’s first and leading television network providing quality entertainment, music, news, sports and public affairs programming for the African American audience. Under Mr. Johnson’s leadership, BET became the first African American-owned company publicly traded on the New York Stock Exchange. In 2001, Mr. Johnson sold BET to Viacom for approximately $3 billion and remained the Chief Executive Officer through 2006.

Our independent directors, William S. Cohen, Mario Gabelli and Morris Goldfarb, also have significant business experience. Mr. Cohen has been Chairman and Chief Executive Officer of The Cohen Group, a global business consulting firm, since January 2001, and prior to that served as the United States Secretary of Defense from January 1997 to 2001, as a United States Senator from 1979 to 1997, and as a member of the United States House of Representatives from 1973 to 1979. Mr. Gabelli has served as Chairman, Chief Executive Officer, Chief Investment Officer — Value Portfolios and a director of GAMCO Investors, Inc. since November 1976. In connection with those responsibilities, he serves as director or trustee of registered investment companies managed by GAMCO and its affiliates. Mr. Gabelli has been a portfolio manager for Teton Advisors, Inc., an asset management company which was spun-off from GAMCO in March 2009, since 1998 through the present,. Mr. Goldfarb serves as Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd. (Nasdaq: GIII), a designer, manufacturer, importer and marketer of apparel, handbags and luggage. Mr. Goldfarb has served as an executive officer and director of G-III and its predecessors since its formation in 1974. Mr. Goldfarb also serves on the board of Christopher & Banks (NYSE: CBK).

Mr. Johnson, together with Mr. Sinclair, our president and chief executive officer, and Ms. Pickrum, our chief financial officer, have substantial experience in identifying, acquiring and operating a wide variety of businesses. We will seek to acquire a business whose operations can be improved and enhanced with our capital resources and where there are substantial opportunities for both organic and acquisition growth. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business combination, except that we will not, under our amended and restated articles of incorporation, be permitted to effect a business combination with a blank check company or a similar type of company with nominal operations.

Status as a public company

We believe our structure as a public company will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Effecting our initial business combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our business combination using cash from the proceeds of our initial public offering and the private placement of the sponsor warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreement.

Because, unlike many other blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. The absence of a minimum fair market value requirement in our offering may increase the likelihood that we will be able to complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Under our amended and restated articles of incorporation, we will provide our stockholders with the opportunity to redeem their public shares for cash equal to a pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. The amount in the trust account is currently $9.95 per share. Pursuant to a letter agreement, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of a business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will, pursuant to our amended and restated articles of incorporation, consummate our initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, we will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek stockholder approval, we will consummate a business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares as well as any public shares purchased during or after the offering in favor of our initial business combination. Many of these structural features of our company differ from many blank check companies, and may increase the likelihood that we will be able to complete our initial business combination.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effect an initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our notice disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. In the absence of a requirement by law, we would not seek separate stockholder approval of such financing inasmuch as the financing portion of any initial business combination would be disclosed in our notice materials. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. Further, we do not have a maximum debt leverage ratio or a policy with respect to how much debt we may incur. The amount of debt we will be willing to incur will depend upon the facts and circumstances of the proposed business combination and market conditions at the time of the potential business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Form 10-K and know that we are seeking a business combination. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of Mr. Johnson, our founder and chairman of the board. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation for bringing target businesses to our attention prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is), other than $10,000 per month for office space and administrative services payable to our sponsor. None of our sponsor, officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criteria in our selection process of an acquisition candidate.

While we do not intend to pursue an initial business combination with a target business that is affiliated with our sponsor, officers, or directors, or any of our or their affiliates, we are not prohibited from pursuing such a transaction. In the event we seek to complete an initial business combination with such a target business, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA that such an initial business combination is fair to our company from a financial point of view. Generally, such opinion is rendered to a company’s board of directors, or a committee of independent directors, and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of the our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

Selection of a target business and structuring of our initial business combination

Because, unlike many other blank check companies, we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. The absence of a minimum fair market value requirement in our offering may increase the likelihood that we will be able to complete our initial business combination. However, we will only consummate an initial business combination in which RLJ Acquisition, Inc. (or its stockholders if it is not the surviving corporation) becomes the controlling stockholder of the target or is otherwise not required to register as an investment company under the Investment Company Act. There is no basis for potential stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with a business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike many other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business combination

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law. However, we may conduct a stockholder vote, if it is required by law, or we decide to hold such vote for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval would be required under Nevada law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Our ability to consummate our initial business combination without conducting a stockholder vote in the event that a stockholder vote is not required by law may increase the likelihood that we will be able to complete our initial business combination and decrease the ability of public stockholders to affect whether or not a particular business combination is completed.

Permitted purchases of our securities

Unlike many blank check companies, if we hold a stockholder vote to approve our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, prior to the consummation of a business combination, there could be released to us from the trust account amounts necessary to purchase up to 25% of the shares sold in our initial public offering (3,593,750 shares). These purchases could occur at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the stockholder meeting to approve the initial business combination. These purchases may make it more likely that a business combination will be approved and decrease the ability of public stockholders to affect whether or not a particular business combination is completed. Purchases will be made only in open market transactions at times when we are not in possession of any material non-public information and may not be made during a restricted period under Regulation M under the Exchange Act. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time we wish to make such purchases, are not satisfied, it is likely that we will not make such purchases. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account (approximately $9.95 per share). We can purchase any or all of the 3,593,750 shares we are entitled to purchase. It will be entirely in our discretion as to how many shares are purchased. Purchasing decisions will be made based on various factors, including the then-current market price of our common stock and the terms of the proposed business combination. All shares purchased by us will be immediately cancelled. Such open market purchases, if any, would be conducted by us to minimize any disparity between the then current market price of our common stock and the per-share amount held in the trust account. A market price below the per-share trust amount could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against our initial business combination and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable such stockholders to block a business combination regardless of its merits by making it difficult to obtain the approval of such business combination by the vote of a majority of the outstanding shares of common stock voted.

Redemption rights for public stockholders upon consummation of our initial business combination

Under our amended and restated articles of incorporation, we will provide our stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less franchise and income taxes payable, upon the consummation of our initial business combination, subject to the limitations described herein. The amount in the trust account is approximately $9.95 per share. Pursuant to a letter agreement, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the consummation of a business combination. The founder shares will be excluded from the pro rata calculation used to determine the per-share redemption price. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law, we will, pursuant to our amended and restated articles of incorporation, consummate our initial business combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and file tender offer documents with the SEC. The tender offer documents will contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, we will, like other blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares as well as any public shares purchased during or after the offering in favor of our initial business combination. This may result in the consummation of a business combination that may not otherwise have been possible. Many of these structural features of our company differ from many blank check companies, and may increase the likelihood that we will be able to complete our initial business combination.

Traditionally, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by most blank check companies. The absence of a redemption threshold in our initial public offering makes it easier for us to consummate our initial business combination even if a substantial majority of our stockholders do not agree. In no event, however, will we redeem our public shares in an amount that would cause our stockholders’ equity to be less than $5,000,001. If we enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we maintain a stockholders’ equity or certain amount of cash that is substantially greater than $5,000,001, we will communicate the details of the closing condition to our public stockholders through our tender offer or proxy solicitation materials, as applicable. Our articles of incorporation require us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our stockholders’ equity to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. We determined the $5,000,001 threshold in order to reduce the likelihood that we will become subject to the SEC’s “penny stock” rules promulgated under the Exchange Act, which apply to transactions in securities of certain companies with stockholders’ equity of $5,000,000 or less and a market price per share of less than $5.00.

Conduct of redemption pursuant to tender offer rules

When we conduct the redemptions upon consummation of our initial business combination in compliance with the tender offer rules, the redemption offer will be made to all of our stockholders, not just our public stockholders. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of a business combination.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with redemption rights upon consummation of our initial business combination. Public stockholders electing to exercise their redemption rights will be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the proxy statement relating to the stockholder vote on a proposed initial business combination. Unlike many other blank check companies, our public stockholders would not be required to vote against our initial business combination in order to exercise their redemption rights. If our initial business combination is not completed, then public stockholders electing to exercise their redemption rights will not be entitled to receive such payments.

If we submit our initial business combination to our stockholders for approval, our initial stockholders have agreed to vote their founder shares as well as any public shares purchased during or after the offering in favor of our initial business combination. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares in connection with the consummation of a business combination.

In the event we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 25% of the shares sold in our initial public offering (3,593,750 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares (inclusive of commissions) does not exceed the per-share amount then held in the trust account (approximately $9.95 per share). Any such privately negotiated purchases may be effected at purchase prices that are in excess of the per-share pro rata portion of the trust account. In the event that we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business combination.

The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of our initial business combination or, where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum stockholders’ equity or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business combination that may not otherwise have been possible.

As a consequence of such purchases:

•	the funds in our trust account that are so used will not be available to us after the business combination;
•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange;
•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per-share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise or income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and franchise and income taxes payable (as well as up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering). That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the deferred underwriting commissions and franchise and income taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and franchise and income taxes payable because such amounts will be payable by us; and
•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our sponsor, officers, directors and/or their affiliates anticipate that they will identify the stockholders with whom the sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy solicitation materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash or voted against the proposed business combination.

Many of these structural features of our company differ from many blank check companies, and may increase the likelihood that we will be able to complete our initial business combination.

Limitation on redemption rights upon consummation of a business combination if we seek a stockholder vote

Notwithstanding the foregoing, unlike many blank check companies, if we hold a stockholder vote to approve our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, our amended and restated articles of incorporation provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate a business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares for or against a business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. If a stockholder’s shares are held in “street name,” we expect to require that the stockholder instruct their account executive at the stockholder’s bank or broker to withdraw the shares from the stockholder’s account and request that a physical stock certificate be issued in the stockholder’s name.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “redemption” right surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate a business combination with a different target until 21 months from the closing of our initial public offering. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account, less franchise and income taxes payable, provided that such stockholders follow the specific procedures for redemption that will be set forth in the tender offer or proxy solicitation materials, as applicable. If the proposed business combination is not consummated then a stockholder’s election to exercise its redemption rights will not be honored, and such redemption will not be entitled to a cash payment, even if such redemption right was properly exercised.

Redemption of common stock and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we have only 21 months from the closing of our initial public offering to consummate our initial business combination. If we are unable to consummate a business combination within such 21-month period, we will be required, under our amended and restated articles of incorporation, to:

•	cease all operations except for the purpose of winding up;
•	as promptly as reasonably possible, redeem 100% of our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding public shares, together with the contingent right to receive, following our dissolution, a pro rata share of the balance of our net assets that would otherwise be payable to holders of our common stock under Nevada law, if any; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate;

subject to the requirements of Nevada law to provide for claims of creditors and that a corporation not make a distribution to stockholders if, after giving effect to the distribution, either (i) the corporation would not be able to pay its debts as they become due in the usual course of business or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Although we do not currently intend to do so, we could seek stockholder approval to extend the 21-month time period if we have not consummated a business combination within that period. Under our amended and restated articles of incorporation, the approval of holders of at least 65% of our outstanding common stock would be required to extend that time period.

Pursuant to the terms of our amended and restated articles of incorporation, our powers following the expiration of the permitted time period for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs.

Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate a business combination within 21 months from the closing of our initial public offering. However, if our initial stockholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, and we are unable to consummate a business combination within a 21-month period, they will be entitled to redemption rights with respect to such public shares if we fail to consummate a business combination within the required time period. There will be no liquidating distributions with respect to our warrants, which will expire worthless. We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1.0 million of proceeds held outside the trust account and from the up to $2.0 million, subject to adjustment, in interest income on the balance of the trust account (net of franchise and income taxes payable) that will be released to us to fund our working capital requirements, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share amount received by stockholders upon our dissolution would be approximately $9.95. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be less than approximately $9.95, plus interest (net of any franchise and income taxes payable). Under NRS 78.288, no redemption distribution may be made unless the corporation would be able to pay its debts as they become due in the usual course of business and there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such debts of the corporation before we make any distribution of our remaining assets to our stockholders, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as other claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mr. Johnson, our founder and chairman of the board, has agreed that upon our liquidation, he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $9.95 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Johnson will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Mr. Johnson would be able to satisfy those obligations.

In the event that the proceeds in the trust account are reduced below $9.95 per share by claims that are covered by the indemnification obligations of Mr. Johnson upon our liquidation, and Mr. Johnson asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Johnson to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Johnson to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to such claims the actual value of the per-share redemption price will not be less than $9.95 per share.

We will seek to reduce the possibility that Mr. Johnson will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Johnson will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1.0 million from the proceeds of our initial public offering, and the up to $2.0 million, subject to adjustment, in interest income on the balance of the trust account (net of franchise and income taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with the liquidation of our trust account, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

If we are unable to consummate a business combination within the 21-month period from the closing of our initial public offering, we will:

•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible, redeem 100% of our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding public shares, together with the contingent right to receive, following our dissolution, a pro rata share of the balance of our net assets that would otherwise be payable to holders of our common stock under Nevada law, if any; and
•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate;

subject in each case to our obligations under Nevada law, if any, to provide for claims of creditors and the requirements of other applicable law.

Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the 21st month following the completion of our initial public offering in the event we do not consummate an initial business combination by the applicable deadline. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not consummate our initial business combination within such 21-month period from the closing of our initial public offering could potentially be considered an unlawful distribution under Nevada law. Under Nevada law, no distribution may be made to stockholders if, after giving effect to the distribution, either (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. NRS 78.300 provides that, in the case of any unlawful distribution, the directors under whose administration the violation occurred are jointly and severally liable, at any time within three years after each violation, to the corporation, and in the event of its dissolution or insolvency, to its creditors at the time of the violation, or any of them, to the lesser of the full amount of the distribution made or of any loss sustained by the corporation by reason of the distribution to stockholders. Such liability, however, does not apply to a director who caused his or her dissent to be entered upon the minutes of the meeting of the directors at the time the action was taken or who was not present at the meeting and caused his or her dissent to be entered on learning of the action.

While there is no similar provision under the Nevada general corporate statutes providing for stockholder liability in connection with an unlawful distribution, it is possible that stockholders could be liable under Nevada’s Uniform Fraudulent Transfers Act for claims by third parties to the extent of any unlawful distributions received by them in a redemption. Any liability of stockholders with respect to an unlawful distribution would likely be limited to the lesser of the amount sought by the third party or the amount unlawfully distributed to the stockholder, and any liability of the stockholders would be barred after the fourth anniversary of the distribution. We intend to provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the four years following our dissolution, but cannot assure you that we will be able to properly assess all such claims. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Further, Mr. Johnson may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $9.95 per share by claims that are covered by the indemnification obligations of Mr. Johnson less any per-share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business combination within 21 months from the closing of our initial public offering, and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Johnson will not be responsible to the extent of any liability for such third-party claims, except to the extent of any liability as a director under NRS 78.300.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $9.95 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the expiration of the 21-month period, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of 100% of our public shares if we do not consummate a business combination within 21 months from the closing of our initial public offering or if they redeem their respective shares for cash upon the consummation of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination; and
•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Either of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Facilities

We currently maintain our executive offices at 3 Bethesda Metro Center, Suite 1000, Bethesda, MD 20814. The cost for this space is included in the $10,000 per month fee described above that our sponsor charges us for general and administrative services. We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

RLJ Acquisition, Inc.

3 Bethesda Metro Center, Suite 1000

Bethesda, Maryland 20814

Tel: (301) 280-7737

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer or proxy solicitation materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with GAAP. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to have our internal control procedures audited for the fiscal year ending December 31, 2012 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1A. Risk Factors

You should carefully consider the risks described below as well as other information contained in this Form 10-K, including information in the section of this document titled “Forward-Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed development stage company with no operating results, and because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We are currently in the process of evaluating and identifying prospective target business concerning our initial business combination but may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may consummate our initial business combination even though a substantial number or majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we consummate our initial business combination unless the business combination would require stockholder approval under applicable state law or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after the offering, in favor of our initial business combination. Our initial stockholders own 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if out initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of our initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on our initial business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we have a minimum net worth or a certain amount of cash. If too many stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our stockholders’ equity to be less than $5,000,001. Our amended and restated articles of incorporation require us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our stockholders’ equity to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise their redemption rights, we may either need to reserve part of the trust account for possible payment upon redemption, or we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may not be able to consummate a business combination within the time frame required, in which case we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 21 months from the closing of our initial public offering, which was consumated on February 22, 2011. We may not be able to find suitable target businesses within such time period. If we are unable to consummate a business combination within such 21-month period, we will be required, under our amended and restated articles of incorporation, to:

•	cease all operations except for the purpose of winding up;
•	as promptly as reasonably possible, redeem 100% of our public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest but net of franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, divided by the number of then outstanding public shares, together with the contingent right to receive, following our dissolution, a pro rata share of the balance of our net assets that would otherwise be payable to holders of our common stock under Nevada law, if any; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate;

subject to the requirements of Nevada law to provide for claims of creditors and that a corporation not make a distribution to stockholders if, after giving effect to the distribution, either (i) the corporation would not be able to pay its debts as they become due in the usual course of business or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Although we do not currently intend to do so, we could seek stockholder approval to extend the 21-month time period if we have not consummated a business combination within that period. Under our amended and restated articles of incorporation, the approval of holders of at least 65% of our outstanding common stock would be required to extend that time period, and in no event may we extend that time period on more than one occasion, or by more than three months.

Our negotiating position and our ability to conduct due diligence on potential business combination targets may decrease as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination that would produce value for our stockholders.

Pursuant to our amended and restated articles of incorporation, among other things, we must complete our initial business combination within 21 months from the closing of our initial public offering or liquidate and dissolve. As the end of such time frame nears, our need to consummate an initial business combination with a then-current prospective target business will increase, which may decrease our negotiating power to obtain the best possible deal. In addition, such time restraints may result in limited time to conduct due diligence and, as a result, our due diligence investigation may not be as detailed as would otherwise be the case.

If we are unable to complete our initial business combination within the prescribed time frame, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

If we are unable to complete our initial business combination within the prescribed time frame and are forced to cease operations and ultimately liquidate, the per-share redemption amount received by stockholders may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking our initial business combination. Without taking into account interest, if any, earned on the trust account, net of franchise and income taxes payable and net of up to $2.0 million, subject to adjustment, in interest income on the trust account balance previously released to us to fund working capital requirements, the per-share redemption amount received by stockholders would be $9.95, or $0.05 less than the per-unit offering price of $10.00. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and will expire worthless.

If we are unable to consummate our initial business combination, our public stockholders will be forced to wait, at a minimum, the full 21 months from the closing of our initial public offering before receiving distributions from the trust account. A stockholder that needs to liquidate its investment, therefore, would have to sell its public shares or warrants, potentially at a loss.

We have until the date that is 21 months from the closing of our initial public offering to consummate our initial business combination. If we are unable to consummate a business combination within such 21-month period, we will cease all operations except for the purpose of winding up, redeem our public shares, and dissolve and liquidate, as described in this Form 10-K. If our plan to redeem our public shares is not consummated for any reason, compliance with Nevada law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, stockholders may be forced to wait beyond 21 months before they receive the return of their pro rata portion of the proceeds from our trust account. Except for the above redemption, we have no obligation to return funds to stockholders prior to the date of our liquidation unless we consummate our initial business combination prior thereto and only then in cases where stockholders have sought to redeem their shares.

Our purchase of common stock in the open market may support the market price of the common stock and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the common stock and/or warrants.

If we seek stockholder approval of our initial business combination, prior to the consummation of our initial business combination, there could be released to us from the trust account amounts necessary to purchase up to 25% of the shares sold in our initial public offering (3,593,750 shares). These purchases could occur at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the stockholder meeting to approve the initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M of the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.

If we seek stockholder approval of our initial business combination, we, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our sponsor, directors, officers, advisors or their affiliates may also purchase shares in privately negotiated transactions. Neither we nor our directors, officers, advisors or their affiliates will make any such purchases when we or they are in possession of any material non-public information not disclosed to the seller. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although we do not currently anticipate paying any premium purchase price for such public shares, in the event we do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. In the event we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business combination.

In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 25% of the shares sold in our initial public offering (3,593,750), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares (inclusive of commissions) does not exceed the per-share amount then held in the trust account (approximately $9.95 per share).

The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of the business combination or, where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of our initial business combination that may not otherwise have been possible. In addition, purchases in the open market would provide liquidity to public stockholders in advance of the closing of our initial business combination.

Our purchases of common stock in the open market or in privately negotiated transactions would reduce the funds available to us after our initial business combination, may make it more difficult for us to list our common stock on a national securities exchange, and may have negative economic effects on stockholders from whom we do not purchase common stock in such private or public transactions.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our business combination, we may privately negotiate transactions to purchase shares after the closing of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. In addition, in the event we seek stockholder approval of our business combination, we may make purchases of our common stock, in an amount up to 25% of the shares sold in our initial public offering (3,593,750 shares), in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act, using funds held in the trust account so long as the price paid for such shares does not exceed the per-share amount then held in the trust account (approximately $9.95 per share).

As a consequence of such purchases:

•	the funds in our trust account that are so used will not be available to us after our initial business combination;
•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange if we determine to apply for such quotation or listing in connection with the business combination;
•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to open market transactions, as described above, may receive a per-share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or franchise and income taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and accrued and unpaid taxes (as well as up to $100,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination within 21 months from the closing of our initial public offering). That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the franchise and income taxes payable than it would have been in the absence of such privately negotiated or open market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the entire deferred commissions and a larger percentage of the franchise and income taxes payable; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of our consummation of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the restrictions described in this Form 10-K, and the redemption of our public shares if we are unable to consummate an initial business combination within 21 months from the closing of our initial public offering. In no other circumstances will a stockholder have any right or interest of any kind in the trust account. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

We do not intend to establish an audit committee or a compensation committee until the consummation of an initial business combination. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of an initial business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there is no separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor is there a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability.

You will not be entitled to protections normally afforded to stockholders of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have stockholders’ equity in excess of $5.0 million and we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our securities will be immediately tradable and we will have a longer period of time to complete a business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us and the release of funds to us to purchase up to 25% of our public shares unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see “Proposed Business — Comparison of Our Initial Public Offering to Those of Blank Check Companies Subject to Rule 419.”

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act using available funds from the trust account, then the resources available to us for a business combination may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account, together with the up to $2.0 million, subject to adjustment, of interest in the trust account (net of franchise and income taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate for the entire 21 month time frame, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for the entire 21 month time frame, assuming that our initial business combination is not consummated during that time. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we depend on interest earned on the trust account to fund our search, to pay our franchise and income taxes and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1.0 million was available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with up to $2.0 million, subject to adjustment, of additional working capital we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any franchise and income taxes that we may owe. The current low interest rate environment may make it more difficult for us to have sufficient funds available to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than approximately $9.95 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as other claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete a business combination within the required time frame, or upon the exercise of a redemption right in connection with a business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the four years following redemption. Accordingly, the per-share redemption amount received by stockholders could be less than the $9.95 per share held in the trust account, including interest but net of any franchise and income taxes payable and less up to $100,000 of such net interest that may be released to us from the trust account to pay dissolution expenses, due to claims of such creditors. Mr. Johnson, our founder and chairman of the board, has agreed that upon our liquidation, he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $9.95 per share except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Johnson will not be responsible to the extent of any liability for such third party claims. However, we have not asked Mr. Johnson to reserve for such indemnification obligations and we cannot assure you that Mr. Johnson would be able to satisfy those obligations.

If the proceeds of the trust account become subject to a bankruptcy proceeding, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our directors may decide not to enforce Mr. Johnson’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $9.95 per share by claims that are covered by the indemnification obligations of Mr. Johnson and Mr. Johnson asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Johnson to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Johnson to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $9.95 per share by claims that are covered by the indemnification obligations of Mr. Johnson.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate a business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, by any of the persons referred to above could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

It is our intention to redeem our public shares as soon as reasonably possible following the 21st month following the completion of our initial public offering in the event we do not consummate an initial business combination by the applicable deadline. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not consummate our initial business combination within such 21-month period from the closing of our initial public offering could potentially be considered an unlawful distribution under Nevada law. Under Nevada law, no distribution may be made to stockholders if, after giving effect to the distribution, either (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. NRS 78.300 provides that, in the case of any unlawful distribution, the directors under whose administration the violation occurred are jointly and severally liable, at any time within three years after each violation, to the corporation, and in the event of its dissolution or insolvency, to its creditors at the time of the violation, or any of them, to the lesser of the full amount of the distribution made or of any loss sustained by the corporation by reason of the distribution to stockholders. Such liability, however, does not apply to a director who caused his or her dissent to be entered upon the minutes of the meeting of the directors at the time the action was taken or who was not present at the meeting and caused his or her dissent to be entered on learning of the action.

While there is no similar provision under the Nevada general corporate statutes providing for stockholder liability in connection with an unlawful distribution, it is possible that stockholders could be liable under Nevada’s Uniform Fraudulent Transfers Act for claims by third parties to the extent of any unlawful distributions received by them in a redemption. Any liability of stockholders with respect to an unlawful distribution would likely be limited to the lesser of the amount sought by the third party or the amount unlawfully distributed to the stockholder, and any liability of the stockholders would be barred after the fourth anniversary of the distribution. We intend to provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the four years following our dissolution, but cannot assure you that we will be able to properly assess all such claims. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Nevada Revised Statutes, or NRS, 78.330, which requires an annual meeting of stockholders be held for the purposes of electing directors unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the district court in accordance with NRS 78.345.

In certain circumstances, our board of directors may be viewed as having breached its fiduciary duty to our creditors, thereby exposing it and us to claims of punitive damages.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem our public shares for a per-share pro rata portion of the trust account in the event we do not consummate a business combination within 21 months from the closing of our initial public offering and distribute the proceeds to our public stockholders, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

We have not registered the shares of common stock issuable upon exercise of the warrants at this time. Although we have agreed to use our best efforts to file a registration statement registering such shares prior to the time the warrants become exercisable, an effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

No warrant held by a public stockholder will be exercisable and we will not be obligated to issue shares of common stock unless, at the time of exercise, a prospectus relating to the common stock issuable upon exercise of the warrants is current and available and a related registration statement is effective and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. We have not registered the shares of common stock issuable upon exercise of the warrants. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. We cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants, except pursuant to cashless exercise provisions in limited circumstances. We will not be required to settle any such warrant exercise. If the registration statement is not effective or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, we will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares, our sponsor and its permitted transferees can demand that we register the sponsor warrants and the shares of common stock issuable upon exercise of the sponsor warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the sponsor warrants and the shares of common stock issuable upon exercise of such sponsor warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. However, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. We have no obligation to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register the shares underlying the warrants under applicable state securities laws, and the warrants may expire unexercised and unredeemed. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares underlying the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.

Since we have not yet selected a particular industry or target business with which to complete our initial business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry and are not limited to any particular type of business, except that we will not, under our amended and restated articles of incorporation, be permitted to effect a business combination with another blank check company or a similar type of company with nominal operations. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a target business.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into a business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified proven track records, strong cash flow characteristics, strong competitive position, experienced management and diversified customer and supplier bases as general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. If we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if a stockholder vote is required by law, or we decide to hold a stockholder vote for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

Unlike many other blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for a business combination. Because we do not have the requirement that a target business have a minimum fair market enterprise value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Stockholders must rely on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate a business combination with a target whose enterprise value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking stockholder approval or providing redemption rights.

Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if we pay too much for the business combination target.

We are not required to obtain an opinion from an independent investment banking firm, and consequently you may have no assurance from an independent source, that the price we are paying for the business is fair to our company from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value and fairness based on standards generally accepted by the financial community. The application of such standards would involve a comparison, from a valuation standpoint, of our business combination target to comparable public companies, as applicable, and a comparison of our contemplated transaction with such business combination target to other then-recently announced comparable private and public company transactions, as applicable. The application of such standards and the basis of the our board of directors’ determination will be discussed and disclosed in our tender offer or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated articles of incorporation authorize the issuance of up to 250 million shares of common stock, par value $0.001 per share, and one million shares of preferred stock, par value $0.001 per share. There are approximately 232.0 million authorized but unissued shares of common stock available for issuance. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of existing stockholders;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants will expire worthless.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules in connection with our initial business combination, we may make purchases of our common stock, in an amount up to 25% of the shares sold in our initial public offering, in the open market in a manner intended to comply with Rule 10b-18 under the Exchange Act. If such business combination is not consummated, these purchases would have the effect of reducing the funds available in the trust account for future business combinations.

We are dependent upon Mr. Johnson and his loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, upon our founder and chairman of the board, Mr. Johnson. We believe that our success depends on the continued service of Mr. Johnson, at least until we have consummated a business combination. In addition, Mr. Johnson is not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, Mr. Johnson. The unexpected loss of the services of Mr. Johnson could have a detrimental effect on us.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may not join us following our initial business combination. The loss of our key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, some or all of the management of the target business may remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with our initial business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of a business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect a business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting a business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition target may resign upon consummation of a business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of a business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following a business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

We may in the future hire consultants or advisors on a contingent basis, who would only receive payment in the event a business transaction occurred and, therefore, they might be viewed as having an interest in such business transaction occurring.

We may in the future hire consultants or advisors to assist us with our search for a target business or businesses or otherwise advise us in connection with our initial business transaction and any compensation payable to such persons may be contingent upon the closing of our initial business transaction. As a result, such consultants and advisors who provide advice to us would only receive compensation if a business transaction occurred and therefore they might be viewed as having an interest in such business transaction occurring that is different from, or conflicts with, the interests of our public shareholders.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities, engaged in business activities similar to those intended to be conducted by us. In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers and Mr. Johnson has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have.

None of our other independent directors has entered into such an agreement with us. All of our officers and Mr. Johnson currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

In addition, our officers and directors may become involved with other blank check companies similar to our company, although our officers and Mr. Johnson have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months from the closing of our initial public offering. Our officers or directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary, or financial, interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary, or financial, interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may enter into an initial business combination with a target business that is affiliated with our sponsor, directors or officers, which could create a conflict of interest between our sponsor or such directors or officers, on one hand, and us or our stockholders on the other.

We are not prohibited from pursuing an initial business combination with a target business that is affiliated with our sponsor, directors or officers. If we pursue such a business combination, we, or a committee of our independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA that our initial business combination is fair to our company from a financial point of view, but our public stockholders will have no assurance that a different business combination would not have been more profitable.

Since our sponsor will lose its entire investment in us if a business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In November 2010, our initial stockholders purchased an aggregate of 3,593,750 shares, which we refer to throughout this Form 10-K as the founder shares, for an aggregate purchase price of $25,000, or approximately $0.007 per share. Our initial stockholders collectively own 20% of our issued and outstanding shares. In addition, a portion of the founder shares in an amount equal to 2.5% of our issued and outstanding shares immediately after our initial public offering will be subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 12 months following the closing of our initial business combination. An additional 2.5% of our issued and outstanding shares immediately after our initial public offering will be subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period between 12 and 24 months following the closing of our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business and completing an initial business combination. Consequently, the discretion of our officers and directors in identifying and selecting a suitable target business combination may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination are appropriate and in the best interest of our public stockholders.

Unlike most blank check companies, our founders and sponsor are not required to vote their founders shares in accordance with the majority of votes cast by our public stockholders. This will result in a greater likelihood that an initial business combination is consummated, compounding this conflict of interest.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We do not have a maximum debt leverage ratio or a policy with respect to how much debt we may incur. To the extent that the amount of our debt increases, the impact of the negative effects listed above may also increase.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the concurrent private placement provided us with approximately $143 million that we may use to complete a business combination.

We may effect an initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effect a business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to an initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate an initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effect our initial business combination with a privately held company. By definition, very little public information exists about private companies. In a business combination with a private company, we would be required to rely on the ability of our management to obtain adequate information about the target and we may have limited ability to conduct due diligence. As a result, we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in our consummation of a business combination with a company that is not as profitable as we suspected, if at all. Furthermore, the relative lack of information about a private company may hinder our ability to properly assess the value of such a company in relation to public company comparables, in which case we may pay too much to acquire a private company in our initial business combination.

If we attempt to consummate a business combination with a private company, we may be required to expend substantial sums in order to bring such company into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm our operating results or be unsuccessful altogether.

A private company target will not be subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the number and qualifications of a private company’s finance and accounting staff may not be adequate to comply with such requirements. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. Furthermore, we may not have the ability to conduct a formal evaluation of a private company’s internal controls over financial reporting prior to the consummation of a business combination with such company. If a private target company’s finance and accounting staff or internal controls over financial reporting are inadequate, we may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, we cannot be certain that our remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm our operating results or increase our risk of material weaknesses in internal controls.

In addition, the federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 21-month time frame.

We may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if RLJ Acquisition, Inc. (or its stockholders if it is not the surviving corporation) will become the controlling stockholder of the target or is otherwise not required to register as an investment company under the Investment Company Act. Other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Unlike many other blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate a business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the number of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with a business combination. As a result, we may be able to consummate a business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we hold a stockholder vote to approve our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. In no event, however, will we redeem our public shares in an amount that would cause our stockholders’ equity to be less than $5,000,001. If we enter into an acquisition agreement with a prospective target that requires as a closing condition to our initial business combination that we maintain a minimum net worth or certain amount of cash that is greater than $5,000,001, we will communicate the details of the closing condition to our public stockholders through our tender offer or proxy solicitation materials, as applicable. Our amended and restated articles of incorporation require us to provide all of our stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our stockholders’ equity to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $12.00 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effect a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our articles of incorporation or governing instruments in a manner that will make it easier for us to consummate a business combination that our stockholders may not support.

In order to effect a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effect our initial business combination. If we were to conduct any solicitation of our stockholders to amend our amended and restated articles of incorporation, including any solicitation to extend the 21-month period to consummate a business combination, we would conduct the solicitation in compliance with all procedural and disclosure requirements in the United States federal securities laws applicable to companies that have a class of securities registered under the Exchange Act and are domestic issuers.

Certain provisions of our amended and restated articles of incorporation that relate to our pre-business combination activity may be amended with the approval of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of most blank check companies. It may be easier for us, therefore, to amend our articles of incorporation to facilitate the consummation of an initial business combination that our stockholders may not support.

Most blank check companies have a provision in their charters that prohibits the amendment of certain of its provisions that relate to pre-business combination activity without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated articles of incorporation provide that its provisions related to pre-business combination activity may be amended if approved by holders of at least 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated articles of incorporation that govern our pre-business combination behavior more easily than other blank check companies, and this may increase our ability to consummate a business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may receive less than $10.00 per share on our redemption, and our warrants and will expire worthless.

Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us for a business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate our initial business combination we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our sponsor, which is an entity controlled by Robert L. Johnson, our founder and chairman of the board, own approximately 19% of the issued and outstanding shares of our common stock assuming it is not required to forfeit its founder earnout shares, as described in this Form 10-K). Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected at each annual meeting of stockholders. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Transfer & Stock Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, provide for redemption of warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last sales price of our common stock equals or exceeds $17.50 per share for any 20 trading days within the 30-trading day period ending on the third business day before we send the notice of such redemption to the warrant holders provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force you:

•	to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so;
•	to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or
•	to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

None of the sponsor warrants will be redeemable by us so long as they are held by the sponsor or its permitted transferees.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued warrants to purchase 14,375,000 shares of our common stock as part of the units offered in our initial public offering, and we issued in a private placement 6,666,667 sponsor warrants, each exercisable to purchase one share of common stock at $12.00 per share, such that the total amount of the proceeds from our initial public offering and the proceeds of the sale of the sponsor warrants placed in our trust account is approximately $9.95 per unit sold in our initial public offering. The sponsor warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees:

•	they will not be redeemable by us;
•	they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination; and
•	they may be exercised by the holders on a cashless basis.

Although resales of our securities are exempt from state registration requirements, state securities commissioners who view blank check offerings unfavorably may attempt to hinder resales in their states.

We offered and sold securities to retail customers only in Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, New York, Rhode Island, South Dakota, Wisconsin and Wyoming, where we relied on exemptions from state registration requirements or where we applied to have the securities registered for sale. The definition of an “institutional investor” varies from state to state but generally includes financial institutions, broker-dealers, banks, insurance companies and other qualified entities. Under the National Securities Markets Improvement Act of 1996, the resale of the common stock and warrants are exempt from state registration requirements. However, each state retains jurisdiction to investigate and bring enforcement actions with respect to fraud or deceit, or unlawful conduct by a broker or dealer, in connection with the sale of securities. Although we are not aware of a state having used these powers to prohibit or restrict resales of securities issued by blank check companies generally, certain state securities commissioners view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the resale of securities of blank check companies in their state.

Provisions in our amended and restated articles of incorporation and Nevada law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated articles of incorporation contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Nevada law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

ITEM 1B. Unresolved Staff Comments

Not applicable

ITEM 2. Properties

We currently maintain our executive offices at 3 Bethesda Metro Center, Suite 1000, Bethesda, MD 20814. The cost for this space is included in the $10,000 per month fee described above that our sponsor charges us for general and administrative services. We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceedings in the 12 months preceding the date of this Form 10-K.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our equity securities trade on the Over-The-Counter Bulletin Board. Each of our units consists of one share of common stock and one warrant and trades on the Over-The-Counter Bulletin Board under the symbol “RLJAU.OB.” On March 9, 2011, the warrants and common stock underlying our units began to trade separately on the Over-The-Counter Bulletin Board under the symbols “RLJAW.OB” and “RLJA.OB,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $12.00, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on February 22, 2016, unless earlier redeemed.

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the Over-The-Counter Bulletin Board. These bid prices represent prices quoted by broker-dealers on the Over-The-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Prior to February 16, 2011, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants

	High	Low	High	Low	High	Low
2011

First Quarter (from February 16, 2011)	$10.02	$10.02	$9.50	$9.45	$0.45	$0.43

Second Quarter	$10.05	$9.95	$9.55	$9.50	$0.55	$0.45

Third Quarter	$10.00	$9.85	$9.55	$9.48	$0.54	$0.40

Fourth Quarter	$9.95	$9.84	$9.56	$9.50	$0.45	$0.35

Holders of Record

On March 8, 2012, there were approximately 1 holder of record of our units, approximately 2 holders of record of our warrants and approximately 4 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

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

Use of Proceeds from our Initial Public Offering

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

We received net proceeds of approximately $143.0 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $3.6 million is attributable to the deferred underwriters’ discount. Expenses related to the offering totaled approximately $4.2 million. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. The remaining proceeds ($1.7 million) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us, except to pay any income taxes and up to $2.0 million can be taken from the interest earned on the trust account to fund our working capital. These proceeds will be used in addition to the $1.7 million, to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses This limitation on our working capital will preclude us from declaring and paying dividends. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $84,008 for the period from November 12, 2010 (inception) to December 31, 2011 and $84,008 for the year ended December 31, 2011.

ITEM 6. Selected Financial Data

The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this prospectus. We have not had any significant operations to date, so only balance sheet data is presented.

	As of December 31, 2011	As of December 31, 2010
Balance Sheet Data:		Actual	As Adjusted
Working capital (deficiency)	$1,024,007	$(103,400)	$122,474,801
Total assets	144,294,816	353,177	125,599,801
Total liabilities	3,749,301	353,376	3,125,000
Value of common stock that may be redeemed in connection with our initial business combination	135,545,507	-	117,474,800
Stockholders’ equity (deficit)	5,000,008	(199)	5,000,001

_________________

(1)	Includes shares subject to redemption rights in connection with our successful consummation of our initial business combination.

The “as adjusted” information gives effect to the sale of the units in our initial public offering, the sale of the sponsor warrants, repayment of the $225,000 loan made to us by our sponsor, and the payment of the expenses of our initial public offering. The “as adjusted” total assets amount includes the $124,375,000 held in the trust account for the benefit of our public stockholders. Except for a portion of the interest income earned on the trust account balance that may be released to us to pay franchise and income taxes and to fund our working capital requirements, and any amounts necessary to purchase up to 25% of our public shares as described in this Form 10-K, the funds held in the trust account will be available to us only upon the consummation of a business combination within 21 months from the closing of our initial public offering. The “as adjusted” working capital and “as adjusted” total assets include approximately $3.6 million being held in the trust account representing deferred underwriting commissions.

If no business combination is consummated within 21 months from the closing of our initial public offering, the proceeds held in the trust account, including the deferred underwriting commissions and all interest thereon, net of franchise and income taxes payable, up to $100,000 of such net interest to pay dissolution expenses, any interest income released to us to fund our working capital requirements and any amounts released to purchase up to 25% of our public shares, as described in this Form 10-K, will be used to fund the redemption of our public shares. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate a business combination within such 21-month time period.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We consummated our initial public offering on February 22, 2011. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt. We frequently evaluate acquisition opportunities and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential acquisitions. From time to time, we may enter into non-binding letters of intent, but we are currently not subject to any definitive agreement with respect to any business combination. However, we cannot assure you that we will identify any suitable target candidates or, if identified, that we will be able to complete the acquisition of such candidates on favorable terms or at all.

Results of Operations

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

Net (loss) for the twelve months ended December 31, 2011 was $(421,512), which consisted of $84,008 in interest income offset by $505,520 in formation and operating expenses. Net (loss) for the period November 12, 2010 (inception) to December 31, 2010 was $(25,199), which consisted of $25,199 in formation expenses. Net (loss) for the period from November 12, 2010 (inception) to December 31, 2011 was $(446,711), which consisted of $84,008 in interest income offset by $530,719 in formation and operating expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

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

As of December 31, 2011, we had cash outside of the trust account of $1,162,666, cash held in the trust account of approximately $143 million, and total liabilities of approximately $139.3 million (which includes approximately $136 million of common stock which is subject to possible redemption). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 22, 2012, assuming that an initial transaction is not consummated during that time.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $143.0 million of the net offering proceeds (which includes $3.6 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of December 31, 2011, the balance of the trust account was approximately $143.0 million. The proceeds held in trust will only be invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

RLJ Acquisition, Inc.

We have audited the accompanying balance sheets of RLJ Acquisition, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2011 and the periods from November 12, 2010 (date of inception) to December 31, 2010 and November 12, 2010 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by November 22, 2012, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the periods from November 12, 2010 (date of inception) to December 31, 2010 and November 12, 2010 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

New York, New York

March 8, 2012

RLJ Acquisition, Inc.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$1,162,666	$249,976
Prepaid expenses	16,892	-
Total current assets	1,179,558	249,976
Noncurrent assets:
Deferred offering costs	-	103,201
Investments held in Trust Account	143,115,258	-
Total assets	$144,294,816	$353,177

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$21,448	$-
Accrued expenses	66,225	26,486
Due to affiliate	67,878	101,890
Note payable-related party	-	225,000
Total current liabilities	155,551	353,376
Other liabilities:
Deferred underwriters' fee	3,593,750	-
Total liabilities	3,749,301	353,376

Common stock subject to possible redemption 13,622,664 (at redemption value of $9.95 per share)	135,545,507	-

Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.001 par value. Authorized 250,000,000 shares; 17,968,750 shares issued and outstanding at December 31, 2011 (which includes 13,622,664 shares subject to possible redemption) and; 3,593,750 shares issued and outstanding at December 31, 2010	17,969	3,594
Additional paid-in captial	5,428,750	21,406
Deficit accumulated during the development stage	(446,711)	(25,199)
Total stockholders' equity (deficit)	5,000,008	(199)
Total liabilities and stockholders' equity (deficit)	$144,294,816	$353,177

See accompanying notes to financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	November 12, 2010 (date of inception) to December 31, 2010	November 12, 2010 (date of inception) to December 31, 2011

Formation costs	$48,014	$25,199	$73,213
General and administrative expenses	457,506	-	457,506
Loss from operations	(505,520)	(25,199)	(530,719)
Other Income
Interest Income	84,008	-	84,008

Net loss	$(421,512)	$(25,199)	$(446,711)
Loss per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.03)
Weighted average common shares outstanding
Basic and diluted	15,920,805	3,593,750	14,435,617

See accompanying notes to financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from November 12, 2010 (date of inception) to December 31, 2011

				Deficit Accumulated
			Additional	During the
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Sale of common stock issued to initial stockholder on November 18, 2010 at $.0070 per share	3,593,750	$3,594	$21,406	$-	$25,000

Net loss	-	-	-	(25,199)	(25,199)

Balances at December 31, 2010	3,593,750	3,594	21,406	(25,199)	(199)

Sale on February 22, 2011 of 14,375,000 units at $10 per unit, net of underwriters' fee and offering expenses (including 13,622,664 shares subject to possible redemption)	14,375,000	14,375	135,952,851	-	135,967,226

Sale on February 22, 2011 of 6,666,667 private placement warrants to the sponsor at $0.75 per warrant	-	-	5,000,000	-	5,000,000

Net proceeds subject to possible redemption of 13,622,664 shares at redemption value	-	-	(135,545,507)	-	(135,545,507)

Net loss	-	-	-	(421,512)	(421,512)

Balances at December 31, 2011	17,968,750	$17,969	$5,428,750	$(446,711)	$5,000,008

See accompanying notes to financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

		November 12, 2010	November 12, 2010
	Year Ended	(date of inception) to	(date of inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash flows from operating activities:
Net loss	$(421,512)	$(25,199)	$(446,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Prepaid expenses	(16,892)	-	(16,892)
Accounts payable	21,448	-	21,448
Accrued expenses	64,739	1,486	66,225
Due to affiliate	44,189	23,689	67,878
Net cash used in operating activities	(308,028)	(24)	(308,052)

Cash flows from investing activities
Principal deposited in Trust Account	(143,031,250)	-	(143,031,250)
Interest reinvested in Trust Account	(84,008)	-	(84,008)
Net cash used in investing activities	(143,115,258)	-	(143,115,258)

Cash flows from financing activities:
Proceeds from the issuance of stock to initial stockholder		25,000	25,000
Proceeds from public offering	143,750,000	-	143,750,000
Proceeds from issuance of warants	5,000,000	-	5,000,000
Proceeds from issuance of note payable - related party		225,000	225,000
Payments on notes payable - related party	(225,000)	-	(225,000)
Payment of offering costs	(4,189,024)	-	(4,189,024)
Net cash provided by financing activities	144,335,976	250,000	144,585,976
Increase in cash	912,690	249,976	1,162,666
Cash at beginning of the period	249,976
Cash at end of the period	$1,162,666	$249,976	$1,162,666

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' fee	$3,593,750	$-	$3,593,750
Deferred offering costs included in accrued expenses	-	25,000	-
Deferred offering costs included in amounts due to affiliate	-	78,201	-
	$3,593,750	$103,201	$3,593,750

See accompanying notes to financial statements.

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS

(1)	Organization, Nature of Business Operations and Going Concern Consideration

RLJ Acquisition, Inc. (the Company) is a blank check company formed on November 12, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company's sponsor is RLJ SPAC Acquisition, LLC (the Sponsor). At December 31, 2011, the Company had not commenced any operations. All activity through December 31, 2011 relates to the Company's formation, initial public offering and search for a business combination. The Company selected December 31st as its fiscal year-end.

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

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

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

In the event that the Company does not consummate a Business Combination by November 22, 2012, the proceeds held in the Trust Account will be distributed to the Company's stockholders, excluding the Founders. After distributing the proceeds of the Trust Account, the Company will promptly distribute the balance of its net assets to its remaining stockholders according to the Company's plan of dissolution. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern.

(2)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

(c)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company's financial statements.

(d)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

(e)	Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At December 31, 2011, the Company had not commenced any operations nor generated revenue to date. All activity through December 31, 2011 relates to the Company’s formation, the Offering and search for a business combination. Following the Offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company generates non-operating income in the form of interest income on the designated Trust Account.

(f)	Loss per common share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible securities were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effects of outstanding warrant conversions are antidilutive in all periods presented it has been excluded from the computation of diluted loss per common share. The number of warrants excluded were 21,041,667, 0 and 21,041,667 for the year ended December 31, 2011 and the periods from November 12, 2010 (date of inception) to December 31, 2010 and November 12, 2010 (date of inception) to December 31, 2011, respectively.

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

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” At December 31, 2010, deferred offering costs consisted principally of approximately $103,000 of legal and regulatory costs incurred through December 31, 2010 that were related to the Offering and that was charged to stockholders’ equity upon the completion of the Offering.

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

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

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance of $143,000 and $8,000 at December 31, 2011 and 2010, respectively. The deferred tax asset is comprised of expenses non-deductible in the development state. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of December 31, 2011. The section prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended December 31, 2011.

The Company may be subject to potential examination by U.S. federal or U.S. states jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

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

Accordingly, 13,622,664 of common shares have been classified outside of permanent equity at redemption value, which is equal to the per share amount held in the Trust Account. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal to its redemption value at the end of each reporting period.

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

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to RLJ Companies, LLC, an affiliate of the Sponsor. Services commenced on February 22, 2011 and will terminate upon the earlier of the consummation by the Company of an initial business combination and the liquidation of the Company. For the year ended December 31, 2011, approximately $100,000 was expensed pursuant to this service agreement.

(c)	Due to Affiliates

As of December 31, 2011 and 2010, RLJ Companies, LLC has paid certain offering, and formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand.

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

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

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

(7)	Commitments

The Company paid a fee of 2.5% of the Offering proceeds to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional contingent fee of 2.5% of the Offering proceeds payable solely upon the consummation of its initial Business Combination.  Such contingent fee of $3,593,750 is reflected as deferred underwriters’ fee on the accompanying December 31, 2011 balance sheet.

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

As of December 31, 2011, investment securities in the Company’s Trust Account consist of $143,113,569 in United States Treasury Bills and another $1,689 is held as cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2011 balance sheet and adjusted for the amortization or accretion of premiums or discounts. The carrying value, excluding accrued interest income, gross unrealized holding loss and fair value of held to maturity securities at December 31, 2011 are as follows:

	Carrying Value	Gross Unrealized Holding Loss	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$143,113,569	$(1,431)	$143,112,138

(9)	Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

RLJ ACQUISITION, INC. (a corporation in the development stage) NOTES TO FINANCIAL STATEMENTS – (Continued)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,112,138	$143,112,138	--	--

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. H. Van Sinclair, our Chief Executive Officer, and Lisa W. Pickrum, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended December 31, 2011 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officer

Our current directors and executive officers are as follows:

Name	Age	Position
Robert L. Johnson	65	Chairman of the Board
H. Van Sinclair	59	President, Chief Executive Officer and Director
Lisa W. Pickrum	42	Chief Financial Officer
William S. Cohen	71	Director
Mario T. Gabelli	69	Director
Morris Goldfarb	61	Director

Robert L. Johnson has served as our chairman of the board since November 2010. Mr. Johnson founded and has served as chairman of The RLJ Companies, an innovative business network that owns or holds interests in a diverse portfolio of companies in the banking, private equity, real estate, hospitality, professional sports, film production, gaming, and automobile dealership industries, since February 2003. Prior to forming The RLJ Companies, Mr. Johnson was founder and chief executive officer of Black Entertainment Television (BET), which was acquired by Viacom Inc. in 2001. He continued to serve as chief executive officer of BET until February 2006. In July 2007, Mr. Johnson was named by USA Today as one of the 25 most influential business leaders of the past 25 years. Mr. Johnson currently serves on the board of directors of the KB Home, Lowe’s Companies, Inc., IMG Worldwide, Inc., Rollover System, Inc. and Strayer Education, Inc. He previously served as a director of Hilton Hotels Corporation, US Airways Group, Inc. and General Mills, Inc. We believe that Mr. Johnson’s professional background, his prior senior leadership positions at various companies, and current and past board positions, make him well qualified as a member of our board of directors.

H. Van Sinclair has served as our president, chief executive officer and a member of the board of directors since November 2010. Since February 2003, Mr. Sinclair has served as president and chief executive officer of The RLJ Companies. Mr. Sinclair also served as Vice President of Legal and Business Affairs for the RLJ Urban Lodging Funds, a private equity fund concentrating on limited and focused service hotels in the United States and for RLJ Development, RLJ Companies’ hotel and hospitality company, from January 2006 to May 2011. Prior to joining The RLJ Companies, Mr. Sinclair spent 28 years, from October 1978 to February 2003, with the law firm of Arent Fox, PLLC. Mr. Sinclair remains of counsel to Arent Fox. We believe that Mr. Sinclair’s professional background, his prior senior leadership positions at various companies, and extensive legal experience, make him well qualified as a member of our board of directors.

Lisa W. Pickrum has served as our chief financial officer since December 2010. Ms. Pickrum has served as executive vice president and chief operating officer of The RLJ Companies since August 2004. Prior to that, Ms. Pickrum was a senior associate at Katalyst Venture Partners, a private equity firm, from September 2000 to January 2003. She has served as a member of the board of directors of DeVry, inc., a provider of educational services (NYSE:DV) since November 2008 and a member of the Christopher & Banks board (NYSE:CBK) since 2011 . Ms. Pickrum currently serves on the board of directors of Rollover Systems, Inc., and the RLJ McLarty Landers Automotive Group.

William S. Cohen has served as a director of our Company since February 2011. He has been Chairman and Chief Executive Officer of The Cohen Group, a business consulting firm, since January 2001. Prior to founding The Cohen Group, Mr. Cohen served as the United States Secretary of Defense from January 1997 to 2001. He also served as a United States Senator from 1979 to 1997, and as a member of the United States House of Representatives from 1973 to 1979. Mr. Cohen has served on the board of directors of CBS Corporation since 2003. He has also served as a director of Viacom Inc. (2003 – 2006), American International Group, Inc. (2004 – 2006) and Head N.V. (2001 – 2007). We believe that Mr. Cohen’s professional background, his prior senior leadership positions both at The Cohen Group and in politics, and current and past board positions, make him well qualified as a member of our board of directors.

Mario J. Gabelli has served as a director of our Company since February 2011. He has served as Chairman and Chief Executive Officer of GAMCO Investors, Inc. (NYSE: GBL) since February 1999, and as a director since November 1976. Mr. Gabelli has also served as Chief Investment Officer — Value Portfolios of GAMCO Asset Management Inc. since August 1978. In connection with those responsibilities, he serves as director or trustee of registered investment companies managed by GAMCO and its affiliates (“Gabelli Funds”). Mr. Gabelli has been a portfolio manager for Teton Advisors, Inc., an asset management company which was spun-off from GAMCO in March 2009, since 1998. Mr. Gabelli has served as Chairman of LICT Corporation, a public company engaged in multimedia and other services, since 2004, director of CIBL, Inc., a holding company with operations in broadcasting and wireless telecommunications, since 2007 and Chairman and Chief Executive Officer of The Morgan Group Holding Co., a public holding company, since 2001. In addition, Mr. Gabelli is the Chief Executive Officer, a director and the controlling shareholder of GGCP, Inc., a private company which owns a majority of GAMCO’s Class B Stock, and the Chairman of MJG Associates, Inc., which acts as a investment manager of various investment funds and other accounts. Mr. Gabelli serves as Overseer of Columbia University Graduate School of Business and Trustee of Boston College and Roger Williams University. He also serves as Trustee of The Winston Churchill Foundation and The E. L. Wiegand Foundation, and as a member of the board of directors of The National Italian American Foundation, The American-Italian Cancer Foundation, The Foundation for Italian Art & Culture and The Mentor/National Mentoring Partnership. He is also Chairman of the Gabelli Foundation, Inc., a Nevada private charitable trust. We believe that Mr. Gabelli’s professional background, his prior senior leadership positions at various companies, and current and past board positions, make him well qualified as a member of our board of directors.

Morris Goldfarb has served as a director of our Company since February 2011. He serves as Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd. (Nasdaq: GIII), a designer, manufacturer, importer and marketer of apparel, handbags and luggage. Mr. Goldfarb has served as an executive officer and director of G-III and its predecessors since its formation in 1974. Mr. Goldfarb served as a director of Lakes Entertainment, Inc. from June 1998 until March 2010. We believe that Mr. Goldfarb’s professional background, his senior leadership position at G-III Apparel Group, Ltd., and current and past board positions, make him well qualified as a member of our board of directors.

Number and Terms of Office of Directors and Officers

Our board of directors is divided into three classes with only one class of directors being elected at each annual meeting of stockholders and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Cohen, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Sinclair and Gabelli, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Johnson and Goldfarb, will expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Nevada Revised Statutes, or NRS, 78.330, which requires an annual meeting of stockholders be held for the purposes of electing directors unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the district court in accordance with NRS 78.345.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Collectively, through their positions described above, our officers and directors have extensive experience in the private equity business, which we believe will help us in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating their acquisition.

Director Independence

Although we are not required to have a majority of independent directors on our board of directors, we have elected to have a majority of independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Mr. Cohen, Mr. Gabelli and Mr. Goldfarb are independent directors as such term is defined under the rules of the NYSE Euronext and Rule 10A-3 of the Exchange Act. Although our company is not listed on the NYSE Euronext, we have voluntarily applied the definition of director independence used by the NYSE Euronext in making the determinations with respect to Mr. Cohen, Mr. Gabelli and Mr. Goldfarb. We anticipate that our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our executive officers or directors has received any cash compensation for services rendered. Commencing on the date our securities were first quoted on the OTCBB through the earlier of consummation of our initial business combination or our liquidation, we will pay our sponsor a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement is being agreed to by our sponsor for our benefit and is not intended to provide compensation in lieu of a salary to Mr. Johnson. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Board Committees

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of our initial business combination. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. We do not believe a compensation committee is necessary prior to our initial business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in this prospectus.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed a copy of our code of ethics as an exhibit to our registration statement in connection with our initial public offering. You may review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 3 Bethesda Metro Center, Suite 1000, Bethesda, MD 20814 or by telephone at (301) 280-7737. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers and Mr. Johnson (but not our other directors) has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or, in the case of a noncompete obligation, possibly prohibited from referring such opportunity to us. Our officers and directors currently have the pre-existing fiduciary duties and contractual obligations identified below that may take priority over their duties to us. To the extent they identify business opportunities which may be suitable for the entities to which they owe a pre-existing fiduciary obligation, as described below, our officers and directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe a pre-existing fiduciary obligation (and any successors to such entities) have declined to accept such opportunities.

Our officers and Mr. Johnson have pre-existing fiduciary duties to investment funds affiliated with The RLJ Companies, as well as to corporations on which they serve on the board of directors. Specifically, each of Mr. Johnson, Mr. Sinclair and Ms. Pickrum have pre-existing duties to RLJ Equity Partners Fund I, L.P. which restrict them and their affiliates from investing outside of that partnership in any privately negotiated transactions which are substantially similar to the investments made by that partnership, but specifically excluding, among other things, investments in publicly traded securities, passive investments, investments outside of the United States of America and its territories and possessions, and investments which the advisory committee of the partnership consent to be pursued outside of the partnership. That fund seeks to make equity and equity-related investments in a diversified portfolio of companies with enterprise values between $75 and $300 million, including in the following preferred industries: business services, general industrial, consumer and retail, media and telecommunications, aerospace and defense and automotive and transportation. In addition, each of them have pre-existing duties to (i) RLJ-McLarty-Landers Automotive Holdings, LLC which restrict them and their affiliates from investing in businesses engaged in the sale of new or used motor vehicles or related products or services, (ii) RLJ Western Asset PPIP which restrict them and their affiliates from forming or managing a pooled investment fund formed to invest primarily in certain commercial mortgage-backed securities and (iii) RLJ Lodging Fund II (PF #1), L.P. and RLJ Lodging Fund III (PF #1), L.P., both of which restrict them and their affiliates from managing or sourcing transactions for a pooled investment vehicle formed for the purpose of investing in hotels, or otherwise acquiring focused-service hotels located in the United States or Canada that meet certain investment criteria. Mr. Johnson currently serves on the boards of directors of KB Home, Lowe’s Companies, Inc., IMG Worldwide, Inc. and Strayer Education, Inc.

Our other directors also have pre-existing fiduciary duties to businesses they serve as officers and/or directors of. Mr. Cohen is Chairman and Chief Executive Officer of The Cohen Group and currently serves on the board of directors of CBS Corporation. Mr. Gabelli is Chairman and Chief Executive Officer of GAMCO Investors, Inc., and serves as an officer or trustee of numerous affiliated investment companies, as well as Chairman of LICT Corporation, a director of CIBL, Inc. and Chairman and Chief Executive Officer of The Morgan Group Holding Co. Mr. Goldfarb is Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd.

We do not believe that any of the foregoing pre-existing fiduciary duties or contractual obligations will materially undermine our ability to consummate a business combination because the foregoing entities have specific industry focuses and even, within those industries, may have constraints on the size of acquisitions they would consider.

Our officers may become involved with subsequent blank check companies similar to our company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months from the closing of our initial public offering. Prior to our initial public offering, none of our executive officers, directors or control persons are or have been involved in any blank check offerings.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers and directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Executive Officers.”
•	Our initial stockholders purchased founder shares prior to the date of this Form 10-K and our sponsor purchased sponsor warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 21 months from the closing of our initial public offering. If we do not complete our initial business combination within such 21-month time period, the proceeds of the sale of the sponsor warrants will be used to fund the redemption of our public shares, and the sponsor warrants will expire worthless. With certain limited exceptions, the founder shares and sponsor warrants (including the common stock issuable upon exercise of the sponsor warrants) will not be immediately transferable, assignable or salable by our initial stockholders. Founder shares which are no longer subject to forfeiture may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Founder shares which are subject to forfeiture may not be transferred except in certain limited circumstances. Our initial stockholders may not transfer, assign or sell the sponsor warrants and the respective common stock underlying such warrants until 30 days after the completion of our initial business combination. Since Mr. Johnson, Mr. Sinclair and Ms. Pickrum will indirectly own shares of our common stock or warrants through our sponsor, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect a business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to a business combination.

While we do not intend to pursue an initial business combination with a company that is affiliated with our sponsor, officers or directors, we are not prohibited from pursuing such a transaction. In the event we seek to complete an initial business combination with such a company, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA, that such an initial business combination is fair to our company from a financial point of view. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination, other than $10,000 per month for office space and administrative services payable to our sponsor.

In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present business opportunities to that corporation under certain circumstances.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. Each of Mr. Johnson, Mr. Sinclair and Ms. Pickrum is an officer, member or partner of our sponsor. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares as well as any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated articles of incorporation provide that our directors and officers will be indemnified by us to the fullest extent authorized by Nevada law, as it now exists or may in the future be amended. In addition, our amended and restated articles of incorporation provide that our directors will not be liable for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the NRS as the same exists or may hereafter be amended. Any amendment, modification or repeal of the applicable provision of the NRS will not adversely affect any right or protection of a director in respect of any act or omission occurring prior to such amendment, modification or repeal.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated articles of incorporation. We believe that these provisions and agreements are necessary to attract qualified directors. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of his or her actions, regardless of whether Nevada law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2011, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered. Until the earlier of consummation of our initial business combination or our liquidation, we will pay our sponsor a total of $10,000 per month for office space and administrative services, including secretarial support. This arrangement is being agreed to by our sponsor for our benefit and is not intended to provide compensation in lieu of a salary to Mr. Johnson. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Other than the securities described elsewhere in this Form 10-K titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, none of our officers or directors has received any of our equity securities.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2012, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 17,968,750 shares of common stock outstanding on March 8, 2012.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Approximate Percentage of Outstanding Common Stock Beneficially Owned

RLJ SPAC Acquisition, LLC (our sponsor)(1) 3 Bethesda Metro Center, Suite 1000 Bethesda, MD 20814	3,478,750	19.4%

Robert L. Johnson(1) c/o The RLJ Companies 3 Bethesda Metro Center, Suite 1000 Bethesda, MD 20814	3,478,750	19.4%

AQR Capital Management, LLC(2) Two Greenwich Plaza, 3rd floor Greenwich, CT 06830	1,167,230	6.5%

Bulldog Investors(3) Park 80 West, 250 Pehle Ave. Suite 708 Saddle Brook, NJ 07663	1,268,000	7.1%

Polar Securities Inc.(4) 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada	1,363,520	7.6%

Fir Tree Value Master Fund, L.P.(5) c/o Citco Fund Services (Cayman Islands) Limited 89 Nexus Way, Camana Bay Box 31106 Grand Cayman KY1-1205, Cayman Islands	1,862,500	10.4%

Senator Investment Group LP(6) 1330 Avenue of the Americas 26th Floor New York, NY 10019	1,237,500	6.9%

H. Van Sinclair c/o The RLJ Companies 3 Bethesda Metro Center, Suite 1000 Bethesda, MD 20814	-	-

Lisa W. Pickrum c/o The RLJ Companies 3 Bethesda Metro Center, Suite 1000 Bethesda, MD 20814	-	-

William S. Cohen 51 West 52nd Street New York, NY 10019	57,500	*

Mario J. Gabelli c/o GAMCO Investments, Inc. One Corporate Center Rye, NY 10580-1435	-	-

Morris Goldfarb c/o G-III Apparel Group, Ltd. 512 Seventh Avenue New York, NY 10018	57,500	*

All directors and executive officer as a group (6 individuals)(1)	3,593,750	20.0%

________

* Less than 1%

(1)	The RLJ Companies, LLC is the sole manager and is the sole voting member of RLJ SPAC Acquisition, LLC. Robert L. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC. Mr. Johnson disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(2)	This information is based solely on a Schedule 13G filed on February 14, 2012 with the SEC.

(3)	This information is based solely on a Schedule 13G/A filed on February 14, 2012 with the SEC jointly by Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos.
(4)	This information is based solely on a Schedule 13G/A filed on February 14, 2012 with the SEC jointly by North Pole Capital Master Fund and Polar Securities Inc.
(5)	This information is based solely on a Schedule 13G filed on February 18, 2011 with the SEC jointly by Fir Tree, Inc. and Fir Tree Value Master Fund, L.P.
(6)	This information is based solely on a Schedule 13G filed on February 28, 2011 with the SEC.

In November 2010, our initial stockholders purchased an aggregate of 3,593,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. A portion of the founder shares in an amount equal to 2.5% of our issued and outstanding shares immediately after our initial public offering are subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 12 months following the closing of our initial business combination. An additional 2.5% of our issued and outstanding shares immediately after our initial public offering are subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period between 12 and 24 months following the closing of our initial business combination.

Because our initial stockholders beneficially own 20% of our issued and outstanding shares of our common stock as of March 8, 2012, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our sponsor purchased 6,666,667 sponsor warrants at a price of $0.75 per warrant ($5,000,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering, such that the total amount of the proceeds of our initial public offering and the proceeds of the sale of the sponsor warrants placed in our trust account was approximately $9.95 per unit sold in our initial public offering. Each sponsor warrant entitles the holder to purchase one share of our common stock at $12.00 per share. The purchase price of the sponsor warrants was added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 21 months from the closing of our initial public offering, the proceeds of the sale of the sponsor warrants will be used to fund the redemption of our public shares, and the sponsor warrants will expire worthless. The sponsor warrants are subject to the transfer restrictions described below. The sponsor warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the sponsor warrants are held by holders other than the sponsor or its permitted transferees, the sponsor warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering.

The sponsor warrants may also be exercised by the sponsor or its permitted transferees on a cashless basis. Otherwise, the sponsor warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

Transfers of Common Stock and Warrants by our Initial Stockholders

The founder shares, sponsor warrants and any shares of common stock and warrants purchased in our initial public offering or issued upon exercise of the sponsor warrants are each subject to transfer restrictions pursuant to lockup provisions in the letter agreements with us and the underwriters entered into by our initial stockholders. Founder shares which are not subject to forfeiture may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Our initial stockholders may not transfer, assign or sell the sponsor warrants and the respective common stock underlying such warrants until 30 days after the completion of our initial business combination. In addition, our sponsor and our officers and directors have agreed that, for a period of 180 days from the date of this prospectus, they will not offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our units, warrants, shares of common stock or any other securities convertible into, or exercisable, or exchangeable for, shares of our common stock. Notwithstanding the restrictions above, the shares, warrants and any shares of common stock underlying the warrants may be transferred:

•	to our officers or directors, any affiliates or family members of any of our officers or directors or any affiliates of our sponsor;
•	by gift to a member of an initial stockholder’s immediate family or to a trust, the beneficiary of which is a member of such initial stockholder’s immediate family, an affiliate of the initial stockholder or to a charitable organization;
•	by virtue of laws of descent and distribution upon death of an initial stockholder;
•	pursuant to a qualified domestic relations order;
•	by virtue of the laws of the state of Delaware or our sponsor’s limited liability company agreement upon dissolution of our sponsor;
•	in the event of our liquidation prior to our completion of our initial business combination; or
•	in the event of our consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummation of our initial business combination;

provided, however, that these permitted transferees in certain cases must enter into a written agreement agreeing to be bound by these transfer restrictions.

Registration Rights

The holders of the founder shares, sponsor warrants and any warrants (including the shares of common stock issuable upon conversion of such warrants) that may be issued upon conversion of working capital loans will hold registration rights to require us to register a sale of any of our securities held by them pursuant to the registration rights agreement dated as of February 22, 2011. These stockholders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. Founder shares which are not subject to forfeiture may not be transferred, assigned or sold until the earlier of one year after the completion of our initial business combination (or earlier if, subsequent to our business combination, the last sales price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination) and the date on which we consummate a subsequent liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. In the case of the sponsor warrants and the respective common stock underlying such warrants, the lock-up period terminates 30 days after the completion of our initial business combination. We will bear the costs and expenses of filing any such registration statements.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

In November 2010, our initial stockholders purchased an aggregate of 3,593,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. A portion of the founder shares in an amount equal to 2.5% of our issued and outstanding shares immediately after our initial public offering will be subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period within 12 months following the closing of our initial business combination. An additional 2.5% of our issued and outstanding shares immediately after our initial public offering will be subject to forfeiture by our initial stockholders in the event the last sales price of our stock does not equal or exceed $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for at least one period of 20 trading days within any 30-trading day period between 12 and 24 months following the closing of our initial business combination.

Our sponsor, RLJ SPAC Acquisition, LLC, is a Delaware limited liability company of which The RLJ Companies, LLC is the sole manager and is the sole voting member (holding approximately 85% of the total economic interest) and certain employees of The RLJ Companies, LLC, including Mr. Sinclair and Ms. Pickrum, hold an aggregate of approximately 15% profits interest pursuant to long-term incentive arrangements. Mr. Johnson is the sole manager and the sole voting member of The RLJ Companies, LLC.

Our sponsor purchased 6,666,667 sponsor warrants at a price of $0.75 per warrant ($5,000,000 in the aggregate) in a private placement that occurred simultaneously with the closing of our initial public offering, such that the total amount of the proceeds of our initial public offering and the proceeds of the sale of the sponsor warrants placed in our trust account was approximately $9.95 per unit sold in our initial public offering. Each sponsor warrant entitles the holder to purchase one share of our common stock at $12.00 per share. Our sponsor has agreed that the sponsor warrants (including the common stock issuable upon exercise of the sponsor warrants) will not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Each of Mr. Johnson, Mr. Sinclair and Ms. Pickrum is an officer, member or partner of our sponsor. In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers and Mr. Johnson have agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he or she ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any business opportunity with an enterprise value of $100 million or more, subject to any pre-existing fiduciary or contractual obligations he or she might have. As more fully discussed above under Item 1 -- Business -- “Conflicts of Interest,” if any of our officers or Mr. Johnson becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our officers and Mr. Johnson currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In addition, our officers and Mr. Johnson have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 21 months from the closing of our initial public offering.

Until the earlier of our consummation of a business combination or our liquidation, our sponsor will make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide compensation in lieu of salary to Mr. Johnson. We believe, based on rents and fees for similar services in the Washington, D.C. metropolitan area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $10,000 per-month administrative fee paid to our sponsor and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Our sponsor also advanced to us prior to the completion of our initial public offering an aggregate of $225,000 to cover expenses related to our initial public offering. This loan was repaid from the proceeds of our initial public offering not placed in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Such loans may be convertible into founders shares and warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the sponsor warrants. The founders shares would have no redemption rights. The holders of such founders shares and warrants (and the underlying shares) would have demand and “piggy-back” registration rights with respect to such securities. We will bear the costs and expenses of filing any such registration statements. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We have entered into a registration rights agreement with respect to the founder shares and sponsor warrants, which is described above under Item 12 -- “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Registration Rights.”

Our policies and procedures for the review, approval or ratification of certain related party transactions are described above under Item 1 -- “Business -- Conflicts of Interest.”

ITEM 14. Principal Accounting Fees and Services

During fiscal years 2011 and 2010, the firm of Rothstein, Kass & Company, P.C. (“Rothstein Kass”) served as our independent registered certified public accounting firm. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Rothstein Kass for services rendered:

Audit Fees

We were billed an aggregate of $97,500 for professional services rendered by Rothstein Kass for the year ended December 31, 2011 for (a) the annual audit of our financial statements for such year and (b) reviews of SEC filings. We were billed an aggregate of $25,000 for professional services rendered by Rothstein Kass for the year ended December 31, 2010 for (a) the audit of our financial statements dated, November 18, 2010 and December 31, 2010 and filed with our registration statement on Form S-1 or our current reports on Form 8-K and (b) reviews of SEC filings.

Audit-Related Fees

We did not receive audit-related services that are not reported as Audit Fees for the fiscal years ended December 31, 2011 or December 31, 2010.

Tax Fees

We were billed an aggregate of $2,500 and $1,500 for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2011 and December 31, 2010, respectively, which included assistance with the preparation of our tax returns and estimations of quarterly tax payments.

All Other Fees

We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the fiscal years ended December 31, 2011 or December 31, 2010.

Pre-Approval Policy

Since we have not formed an audit committee, our board of directors has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The board of directors may form and delegate authority to committees of the board consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such committee to grant pre-approvals shall be presented to the full board at its next scheduled meeting.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

2. Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3. Exhibits:

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.

(c) Financial Statement Schedules

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-laws (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated as of February 22, 2011, by and between RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (1)
10.1	Promissory Note, dated November 18, 2010, issued to RLJ SPAC Acquisition, LLC (3)
10.2	Subscription Agreement, dated November 18, 2010, executed by RLJ SPAC Acquisition, LLC (3)
10.3	Subscription Agreement, dated November 18, 2010, executed by Morris Goldfarb (3)
10.4	Subscription Agreement, dated November 18, 2010, executed by William S. Cohen (3)
10.5	Subscription Agreement, dated December 2, 2010, between the Registrant and RLJ SPAC Acquisition, LLC (3)
10.6	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and RLJ SPAC Acquisition, LLC (4)
10.7	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and Robert L. Johnson (4)
10.8	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and each executive officer of the Registrant (4)
10.9	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and each of William S. Cohen and Morris Goldfarb (4)
10.10	Form of Letter Agreement among the Registrant, Lazard Capital Markets LLC and Mario Gabelli (4)
10.11	Investment Management Trust Agreement, dated as of February 22, 2011, by and between RLJ Acquisition, Inc. and Continental Stock Transfer & Trust Company (1)
10.12	Registration Rights Agreement, dated as of February 22, 2011, by and between RLJ Acquisition, Inc. and stockholders listed on the signature page thereto (1)
10.13	Form of Indemnity Agreement (1)
14.1	Form of Code of Ethics (2)
24.1	Power of Attorney (included in the signature page to this report)
31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document

Exhibit Number	Description
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

_______________

* Filed Herewith

** Furnished Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2011
(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-170947) filed with the SEC on January 7, 2011.
(3)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-170947) filed with the SEC on December 3, 2010.
(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-170947) filed with the SEC on January 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2012	RLJ ACQUISITION, INC.

/s/ H. Van Sinclair
By: H. Van Sinclair
Title: Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert L. Johnson and H. Van Sinclair as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him, her or it and in his, her or its name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Robert L. Johnson	Chairman of the Board	March 9, 2012
Robert L. Johnson

/s/ H. Van Sinclair	Chief Executive Officer and	March 9, 2012
H. Van Sinclair	President (Principal executive officer)

/s/ Lisa W. Pickrum	Chief Financial Officer	March 9, 2012
Lisa W. Pickrum	(Principal financial and accounting officer)

/s/ William S. Cohen	Director	March 9, 2012
William S. Cohen

/s/ Mario T. Gabelli	Director	March 9, 2012
Mario T. Gabelli

/s/ Morris Goldfarb	Director	March 9, 2012
Morris Goldfarb

