Form 10-Q
period 2012-03-31
RLJ Acquisition, Inc.
filed 2012-05-15
CIK 1506744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock outstanding as of May 14, 2012 was 17,968,750.

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Part II — Other Information, “Item 1A. Risk Factors” and elsewhere in this report and in our annual report on Form 10-K for the year ended December 31, 2011, and those described in our future reports filed with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$678,767	$1,162,666
Prepaid expenses	94,690	16,892
Total current assets	773,457	1,179,558
Noncurrent asset:
Investments held in Trust Account	143,128,537	143,115,258
Total assets	$143,901,994	$144,294,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$21,448
Accrued expenses	72,359	66,225
Due to affiliate	51,209	67,878
Total current liabilities	123,568	155,551
Other liabilities:
Deferred underwriters' fee	3,593,750	3,593,750
Total liabilities	3,717,318	3,749,301

Common stock subject to possible redemption 13,586,399 at March 31, 2012 and 13,622,664 at December 31, 2011 (at redemption value of $9.95 per share)	135,184,670	135,545,507

Commitments and contingencies
Stockholders' equity
Common stock, $0.001 par value. Authorized 250,000,000 shares; 17,968,750 shares issued and outstanding at March 31, 2012 and December 31, 2011 (which includes 13,586,399 and 13,622,664 shares subject to possible redemption at March 31, 2012 and December 31, 2011, respectively)	17,969	17,969
Additional paid-in captial	5,789,587	5,428,750
Deficit accumulated during the development stage	(807,550)	(446,711)
Total stockholders' equity	5,000,006	5,000,008
Total liabilities and stockholders' equity	$143,901,994	$144,294,816

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	November 12, 2010
	Ended	Ended	(date of inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Formation costs	$-	$48,014	$73,213
General and administrative expenses	374,118	35,056	831,624
Loss from operations	(374,118)	(83,070)	(904,837)
Other Income
Interest Income	13,279	22,177	97,287

Net loss	$(360,839)	$(60,893)	$(807,550)

Loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.05)
Weighted average common shares outstanding
Basic and diluted	17,968,750	9,663,194	15,071,023

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from November 12, 2010 (date of inception) to March 31, 2012

				Deficit
				Accumulated
	Common Stock			During the
			Additional	Development	Stockholders'
	Shares	Amount	Paid-In Capital	Stage	Equity

Sale of common stock issued to initial stockholder on November 18,
2010 at $.0070 per share	3,593,750	$3,594	$21,406	$-	$25,000

Net loss	-	-	-	(25,199)	(25,199)

Balances at December 31, 2010	3,593,750	3,594	21,406	(25,199)	(199)

Sale on February 22, 2011 of 14,375,000 units at $10 per unit, net of underwriters' fee and offering expenses (including 13,622,664
shares subject to possible redemption)	14,375,000	14,375	135,952,851	-	135,967,226

Sale on February 22, 2011 of 6,666,667 private placement warrants
to the sponsor at $0.75 per warrant	-	-	5,000,000	-	5,000,000

Net proceeds subject to possible redemption of 13,622,664
shares at redemption value	-	-	(135,545,507)	-	(135,545,507)

Net loss	-	-	-	(421,512)	(421,512)

Balances at December 31, 2011	17,968,750	17,969	5,428,750	(446,711)	5,000,008

Change in proceeds subject to possible redemption 13,586,399
ordinary shares at redemption value			360,837		360,837

Net loss (unaudited)				(360,839)	(360,839)

Balances at March 31, 2012 (unaudited)	17,968,750	$17,969	$5,789,587	$(807,550)	$5,000,006

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months	November 12, 2010
	Ended	Ended	(date of inception) to
	March 31, 2012	March 31, 2011	March 31, 2012

Cash flows from operating activities:
Net loss	$(360,839)	$(60,893)	$(807,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in
operating assets and liabilities:
Prepaid expenses	(77,798)	(102,191)	(94,690)
Accounts payable	(21,448)		-
Accrued expenses	6,134	13,637	72,359
Due to affiliate	(16,669)	133,406	51,209
Net cash used in operating activities	(470,620)	(16,041)	(778,672)

Cash flows from investing activities:
Principal deposited in Trust Account		(143,031,250)	(143,031,250)
Interest reinvested in Trust Account	(13,279)	(22,177)	(97,287)
Net cash used in investing activities	(13,279)	(143,053,427)	(143,128,537)

Cash flows from financing activities:
Proceeds from the issuance of stock to initial stockholder			25,000
Proceeds from public offering		143,750,000	143,750,000
Proceeds from issuance of warrants		5,000,000	5,000,000
Proceeds from issuance of notes payable - related party			225,000
Payments on notes payable - related party		(225,000)	(225,000)
Payment of offering costs		(4,139,024)	(4,189,024)
Net cash provided by financing activities	-	144,385,976	144,585,976
Increase (decrease) in cash	(483,899)	1,316,508	678,767
Cash at beginning of the period	1,162,666	249,976
Cash at end of the period	$678,767	$1,566,484	$678,767

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' fee	$-	$3,593,750	$3,593,750
Deferred offering costs included in amounts due to affiliate		$50,000

See accompanying notes to condensed interim financial statements.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the period from November 12, 2010 (date of inception) to March 31, 2012

(1) Organization and Nature of Business Operations

RLJ Acquisition, Inc. (the Company) is a newly-organized blank check company formed on November 12, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company's sponsor is RLJ SPAC Acquisition, LLC (the Sponsor). At March 31, 2012, the Company had not commenced any operations. All activity through March 31, 2012 relates to the Company's formation and the initial public offering described below in Note 4. The Company selected December 31 as its fiscal year-end.

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

For the period from November 12, 2010 (date of inception) to March 31, 2012

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

In the event that the Company does not consummate a Business Combination by November 22, 2012, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders. After distributing the proceeds of the Trust Account, the Company will promptly distribute the balance of its net assets to its remaining stockholders according to the Company’s plan of dissolution. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

(2) Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011, and for the period from November 12, 2010 (date of inception) to March 31, 2012. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2011, as presented herein, was derived from the Company’s audited financial statements as reported in previous filings with the SEC.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2011, which are included in previous filings with the SEC.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to March 31, 2012

(3) Summary of Significant Accounting Policies

(a)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying condensed balance sheets.

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

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At March 31, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through March 31, 2012 relates to the Company’s formation and the Offering. Following the Offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company generates non-operating income in the form of interest income on the designated Trust Account.

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to March 31, 2012

(h)	Securities held in Trust Account

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

(i)	Income Taxes

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance of $123,000 and $143,000 at March 31, 2012 and December 31, 2011, respectively. The deferred tax asset is comprised of expenses non-deductible in the development state. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of March 31, 2012. The section prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended March 31, 2012.

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to March 31, 2012

(j)	Redeemable Common Stock

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

Accordingly, 13,586,399 and 13,622,664 of common shares have been classified outside of permanent equity at redemption value at March 31, 2012 and December 31, 2011, respectively, which is equal to the per share amount held in the Trust Account. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal its redemption value at the end of each reporting period.

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

As of March 31, 2012, RLJ Companies, LLC has paid certain offering, and formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to March 31, 2012

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

For the period from November 12, 2010 (date of inception) to March 31, 2012

(7)	Commitments

The Company paid an underwriting discount of 2.5% of the Offering proceeds to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional contingent fee of 2.5% of the Offering proceeds payable solely upon the consummation of its initial Business Combination.  Such contingent fee is reflected as deferred underwriters’ fee of $3,593,750 at March 31, 2012 and December 31, 2011.

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

As of March 31, 2012, investment securities in the Company’s Trust Account consist of $143,127,706 in United States Treasury Bills and another $831 is held as cash in the account. As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $143,113,569 in United States Treasury Bills and another $1,689 was held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at March 31, 2012 and December 31, 2011 are as follows:

		Gross
		Unrealized
		Holding
March 31, 2012	Carrying Value	Gain	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$143,127,706	$2,863	$143,130,569

		Gross
		Unrealized
		Holding
December 31, 2011	Carrying Value	Loss	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$143,113,569	$(1,431)	$143,112,138

(9)	Fair Value Measurements

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

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to March 31, 2012

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices	Significant	Significant
		In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,130,569	$143,130,569	—	—

		Quoted Prices	Significant	Significant
		In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,112,138	$143,112,138	—	—

(10)	Subsequent Events

Business Combination

On April 2, 2012, the Company announced that it had entered into agreements to acquire each of Image Entertainment, Inc. (Image) and Acorn Media Group, Inc (Acorn). The new combined company will be named RLJ Entertainment, Inc. (RLJ Entertainment). Under the terms of the agreements, the holders of common stock of Image will receive from RLJ Entertainment 2,139,000 shares of common stock of RLJ Entertainment, subject to adjustment as set forth in the agreement, and the holders of preferred stock of Image will receive aggregate consideration of $22,600,000, which will be paid in cash and in the form of promissory notes to the holders of preferred stock of Image. The shareholders of Acorn will receive approximately $105 million in cash, 1,000,000 shares of common stock of RLJ Entertainment and warrants to purchase 1,000,000 shares of common stock of RLJ Entertainment. After the completion of the business combination, the current stockholders of Image and Acorn will own approximately 11% and 5% of RLJ Entertainment, respectively, assuming no redemptions. The current stockholders of the Company will own approximately 84% of RLJ Entertainment, assuming no redemptions.

Accounting Treatment of the Business Combination

RLJ Entertainment prepares its financial statements in accordance with GAAP. The business combination will be accounted for by applying the acquisition method, which requires the determination of the acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquirees and the measurement of goodwill. ACS Topic 805-10,

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to March 31, 2012

“Business Combinations – Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a combination effected through a transfer of additional assets and exchange of equity interest, all pertinent facts and circumstances must be considered, including the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of additional assets and equity securities in the business combination, including payment of any premium.

Based on RLJ Entertainment, Inc. being the entity issuing its equity interest in the business combination and retaining approximately 84% of the post-business combination common stock, the current RLJ directors representing two out of nine directors of the combined company and the other terms of the business combinations, RLJ Entertainment will be considered to be the acquirer of Image and Acorn for accounting purposes. This means that RLJ Entertainment will allocate the purchase price to the fair value of Image’s and Acorn’s assets and liabilities at the acquisition date, with any excess purchase price being recorded as goodwill.

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

Net (loss) for the three months ended March 31, 2012 was $(360,839), which consisted of $13,279 in interest income offset by $374,118 in formation and operating expenses. Net (loss) for the period from November 12, 2010 (inception) to March 31, 2012 was $(807,550), which consisted of $97,287 in interest income offset by $904,837 in formation and operating expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Proposed Business Combination with Image and Acorn

On April 2, 2012, we entered into an Agreement and Plan of Merger, which we refer to as the merger agreement, with Image Entertainment, Inc., or Image. Image is a leading independent licensee and distributor of entertainment programming in North America. Concurrently with the execution of the merger agreement, we entered into a Stock Purchase Agreement, which we refer to as the Acorn purchase agreement, with Acorn Media Group, Inc., or Acorn, the shareholders of Acorn and Peter Edwards, as the shareholder representative. Acorn is a leading distributor of high-quality video products and related merchandise to the North American, United Kingdom, and Australian markets.

After the completion of the proposed business combination contemplated by the merger agreement and the Acorn purchase agreement, which we refer to as the Business Combination, the current stockholders of Image and Acorn will own approximately 11% and 5%, respectively, of a new combined company, RLJ Entertainment, Inc., or RLJ Entertainment, and our public stockholders and initial stockholders will own approximately 84% of RLJ Entertainment, assuming that none of our stockholders exercise their rights to redeem stock they hold in connection with the transactions contemplated by the merger agreement. RLJ Entertainment anticipates applying to list its shares on The Nasdaq Stock Market.

The Image Merger Agreement

The merger agreement provides that we will incorporate three subsidiaries: (i) RLJ Entertainment, a Nevada corporation, which will initially be directly wholly owned by us; (ii) RLJ Merger Sub I, Inc., a Nevada corporation, or RLJ Sub, which will be wholly owned by RLJ Entertainment, and (iii) RLJ Merger Sub II, Inc., a Delaware corporation, or Image Sub, which will also be wholly owned by RLJ Entertainment. At the closing of the transactions contemplated by the Business Combination, Image Sub will merge with and into Image, with Image surviving as a wholly owned subsidiary of RLJ Entertainment, and RLJ Sub will merge with and into us, with our company surviving as a wholly owned subsidiary of RLJ Entertainment.

At the closing of the merger agreement, the outstanding shares of Image common stock (excluding dissenting shares) will be automatically converted, in the aggregate, into the right to receive a total of 2,289,000 shares of common stock of RLJ Entertainment, subject to adjustment as set forth in the merger agreement. Immediately prior to the consummation of the merger agreement, all shares of the Series B preferred stock of Image, which we refer to as the preferred shares, will be purchased by RLJ Entertainment pursuant to a Preferred Stock Purchase Agreement between us and the holders of the preferred shares. The aggregate purchase price for all of the preferred shares will be $22,600,000. Certain holders of the preferred shares will receive only cash in the aggregate amount of $600,000. The remaining holders of preferred shares will receive $22,000,000, comprised of cash and subordinated promissory notes of RLJ Entertainment in amounts to be determined by the amount of cash available to us at the closing of the merger agreement. The subordinated promissory notes will bear interest at the rate of 12% per annum. As a result of the closing of the merger agreement, each preferred share will be canceled.

RLJ Entertainment will grant registration rights to certain holders of the preferred shares, including two demand registrations on Form S-3, for the shares of common stock of RLJ Entertainment to be received by them in the Business Combination.

At the closing of the merger agreement, each share of our common stock will be automatically converted into one share of common stock of RLJ Entertainment. Each warrant to purchase shares of our common stock will convert into a right to acquire equal number of shares of common stock of RLJ Entertainment on the same contractual terms and conditions as were in effect immediately prior to the closing of the merger agreement.

In connection with the Business Combination, the holders of the shares of out common stock which were sold in our initial public offering may request redemption of their shares of our common stock for cash in an amount equal to their pro rata share of the aggregate amount on deposit in a trust account holding the proceeds of our initial public offering.

Pursuant to a support agreement, the controlling stockholders of Image, have agreed to vote the Image shares they control in favor of the transactions contemplated by the merger agreement. Each of the initial stockholders previously agreed to vote all of their shares of our common stock acquired in, or prior or subsequent to, our initial public offering, which shares constitute approximately 20% of our outstanding shares of common stock, for the transactions contemplated by the merger agreement.

On April 13, 2012, RLJ Entertainment filed with the SEC a registration statement on Form S-4 in connection with the registration of the shares and warrants of RLJ Entertainment to be issued pursuant to the merger agreement and the Acorn purchase agreement, which registration statement included our and Image’s respective preliminary proxy statements.

The Acorn Purchase Agreement

Concurrently with the execution of the merger agreement, we entered into the Acorn purchase agreement with Acorn, the shareholders of Acorn and Peter Edwards, as the shareholder representative. Pursuant to the Acorn purchase agreement, the shareholders of Acorn will sell all of the issued and outstanding shares of capital stock of Acorn to us.

The aggregate purchase price to be paid to the shareholders of Acorn is comprised of (i) $101,818,343 in cash, plus an amount equal to the aggregate transaction costs incident to the negotiation, preparation or consummation of the acquisition by Acorn Productions Limited, a wholly owned subsidiary of Acorn, of Agatha Christie Limited (except for those transaction costs funded from working capital of Acorn or any Acorn subsidiary), (ii) 1,000,000 newly issued shares of common stock of RLJ Entertainment and (iii) newly issued warrants to purchase 1,000,000 shares of the common stock of RLJ Entertainment. The cash portion of the purchase price to be paid to the shareholders of Acorn at closing will be reduced by the (i) transaction costs incurred by Acorn and Acorn’s subsidiaries since January 1, 2012 in connection with the Acorn transaction, including the payments required to be made to cancel the outstanding options to purchase shares of capital stock of Acorn’s subsidiaries and to buy out the minority holders of Acorn’s subsidiaries; (ii) the amount required to repay Acorn’s SuntTrust Bank senior term loan and to repay the principal amount of certain subordinated notes issued by Acorn; and (iii) $5,000,000 (an indemnification escrow, which amount will be released from escrow within 3 days of the 18-month anniversary of the closing, less any amounts paid to or claimed by RLJ prior to the 18-month anniversary of the closing). The cash purchase price will be subject to a post-closing adjustment based upon the closing net working capital of Acorn.

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

As of March 31, 2012, we had cash outside of the trust account of approximately $679,000, cash held in the trust account of approximately $143 million, and total liabilities of approximately $139 million (which includes approximately $135 million of common stock which is subject to possible redemption). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 22, 2012, assuming that the Business Combination or another transaction is not consummated during that time.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $143.0 million of the net offering proceeds (which includes $3.6 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2012, the balance of the trust account was $143.0 million. The proceeds held in trust will only be invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

(b) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended March 31, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Other than the additional risk factors set forth below, and the risk factors disclosed in our preliminary proxy statement, which we refer to as the Preliminary Proxy Statement, included in the registration statement on Form S-4, which we refer to as the Registration Statement, filed with the SEC by RLJ Entertainment on April 13, 2012, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may have insufficient time or funds to complete an alternative business combination if the merger proposal set forth in the Preliminary Proxy Statement is not approved and adopted by our stockholders or the Image merger is otherwise not completed.

We must complete our initial business combination by November 22, 2012. If the merger proposal set forth in the Preliminary Proxy Statement is not approved and adopted by our stockholders, we will not complete the Business Combination and may not be able to consummate an alternative business combination within the required time frame, either due to insufficient time or insufficient operating funds. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as the deadline for the consummation of a business combination approaches.

Our board did not obtain a fairness opinion in determining whether or not to proceed with the Business Combination and, as a result, the terms may not be fair from a financial point of view to our stockholders.

In analyzing the Business Combination, our board conducted significant due diligence on Image and Acorn, including, among other things, researching the industries in which Image and Acorn operate, reviewing comparisons of comparable companies and performing a discounted cash flow analysis. Our board believes because of the financial skills and background of its directors, it was qualified to conclude that the Business Combination was fair from a financial perspective to its stockholders. Notwithstanding the foregoing, our board did not obtain a fairness opinion to assist it in its determination. Accordingly, our board may be incorrect in its assessment of the transaction.

Our stockholders cannot be sure of the market value of the shares of RLJ Entertainment common stock to be issued upon completion of the Business Combination.

Our stockholders will receive a fixed number of shares of RLJ Entertainment common stock in the Business Combination rather than a number of shares with a particular fixed market value. The market values of our common stock at the time of the Business Combination may vary significantly from their prices on the date the merger agreement was executed, the date of Preliminary Proxy Statement or the dates on which our stockholders vote on the merger. Because the merger consideration exchange ratio will not be adjusted to reflect any changes in the market prices of our common stock, the market value of the RLJ Entertainment common stock issued in the merger and our common stock surrendered in the merger may be higher or lower than the values of these shares on earlier dates. 100% of the merger consideration to be received by our stockholders will be RLJ Entertainment common stock.

Following consummation of the Business Combination, the market price of RLJ Entertainment’s securities may be influenced by many factors, some of which are beyond its control, including those described above and the following:

•	changes in financial estimates by analysts;

•	announcements by it or its competitors of significant contracts, productions, acquisitions or capital commitments;

•	fluctuations in its quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	general economic conditions;

•	changes in market valuations of similar companies;

•	terrorist acts;

•	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;

•	future sales of its common stock;

•	investor perception of the filmmaking industry;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving RLJ Entertainment, its subsidiaries or its general industry; and

•	additions or departures of key personnel.

In addition, it is anticipated that the Business Combination may not be completed until a significant period of time has passed after the special meetings. As a result, the market values of our common stock may vary significantly from the date of the special meetings to the date of the completion of the Business Combination. You are urged to obtain up-to-date prices for our common stock. There is no assurance that the Business Combination will be completed, that there will not be a delay in the completion of the Business Combination or that all or any of the anticipated benefits of the Business Combination will be obtained.

Obtaining required regulatory approvals may prevent or delay completion of the Business Combination or reduce the anticipated benefits of the Business Combination or may require changes to the structure or terms of the Business Combination.

Consummation of the Business Combination is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Business Combination under the HSR Act. At any time before or after the Business Combination is consummated, any of the U.S. Department of Justice, which we refer to as the DOJ, the Federal Trade Commission, which we refer to as the FTC, or U.S. state attorneys general could take action under the antitrust laws in opposition to the Business Combination, including seeking to enjoin completion of the Business Combination, condition completion of the Business Combination upon the divestiture of assets of our company, Image, Acorn or their subsidiaries or impose restrictions on RLJ Entertainment’s post-consummation operations. These could negatively affect the results of operations and financial condition of the combined company following completion of the Business Combination. Any such requirements or restrictions may prevent or delay completion of the Business Combination or may reduce the anticipated benefits of the Business Combination, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations. Additionally, we have agreed to take certain actions, conditioned on the closing, to the extent necessary to ensure satisfaction, on or prior to the outside date (as it may be extended), of certain conditions to the closing of the Business Combination relating to regulatory approvals. Certain of these actions may be taken after receipt of the our Business Combination approval.

The loss of Image’s or Acorn’s key personnel could negatively affect the operations and profitability of RLJ Entertainment.

Although we contemplate that certain members of Image’s and Acorn’s respective management teams will transition to positions in RLJ Entertainment following the Business Combination, it is possible that members of the management of Image or Acorn will not wish to make such a transition. In addition, while it is anticipated that RLJ Entertainment and certain members of Image’s and Acorn’s senior management will enter into employment agreements, such agreements with RLJ Entertainment have not been finalized. The loss of Image’s or Acorn’s key personnel could negatively affect the operations and profitability of RLJ Entertainment.

Failure to successfully combine and integrate the businesses of our company, Image and Acorn in the expected time frame may adversely affect RLJ Entertainment’s future results.

The success of the Business Combination will depend, in part, on RLJ Entertainment’s ability to realize the anticipated benefits from combining the businesses of our company, Image and Acorn as further described in the section of the Registration Statement titled “The Business Combination — Recommendation of the RLJ Board; RLJ’s Reasons for the Business Combination” and “The Business Combination — Recommendation of the Image Board; Image’s Reasons for the Business Combination.” To realize these anticipated benefits, the businesses of our company, Image and Acorn must be successfully integrated and combined. Our company, Image and Acorn have been independent companies, and they will continue to be operated as such until the completion of the Business Combination. The management of RLJ Entertainment may face significant challenges in consolidating the functions of Image, Acorn and our company, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the three companies, and retaining key personnel. If the combined company is not successfully integrated, the anticipated benefits of the Business Combination may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Business Combination may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, customary regulators and others with whom they have business or other dealings.

Since Acorn is a private company, RLJ Entertainment may be required to expend substantial sums in order to bring it into compliance with the various reporting requirements applicable to public companies and/or to prepare required financial statements, and such efforts may harm RLJ Entertainment operating results or be unsuccessful altogether.

Acorn is not subject to many of the requirements applicable to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires that Acorn evaluate and report on its system of internal controls. In addition, RLJ Entertainment will need to evaluate the system of internal controls for Image and integrate the systems of internal control for our company, Image and Acorn. Furthermore, we may not have the ability to conduct a formal evaluation of Image’s and Acorn’s internal controls over financial reporting prior to the consummation of the Business Combination. If RLJ Entertainment’s finance and accounting staff or internal controls over financial reporting are inadequate, it may be required to hire additional staff and incur substantial legal and accounting costs to address such inadequacies. Moreover, RLJ Entertainment cannot be certain that its remedial measures will be effective. Any failure to implement required or improved controls, or difficulties encountered in their implementation, could harm RLJ Entertainment’s operating results or increase its risk of material weaknesses in internal controls.

Our company, Image and Acorn will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and customers may have an adverse effect on our company, Image or Acorn and consequently on the combined company. These uncertainties may impair Image’s or Acorn’s ability to retain and motivate key personnel and could cause customers and others that deal with Image or Acorn to defer entering into contracts with Image or Acorn or making other decisions concerning Image or Acorn or seek to change existing business relationships with Image or Acorn. Certain of Image’s and Acorn’s agreements with their customers have provisions that may allow such customers to terminate the agreements if the Business Combination is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our, Image’s and Acorn’s business could be harmed. In addition, the merger agreement and the Acorn purchase agreement restrict us from taking certain specified actions until the Business Combination occurs without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination. See the section of the Registration Statement titled “The Agreements — Description of the Image Merger Agreement — Additional Agreements” for a description of the restrictive covenants applicable to us.

Certain directors and executive officers of our company may have interests in the Business Combination that are different from, or in addition to or in conflict with, our stockholders.

Executive officers of our company negotiated the terms of the Business Combination and our board approved the merger agreement and the transactions contemplated thereby and unanimously recommend that our stockholders vote in favor of the proposal to approve and adopt the merger agreement. These directors and executive officers may have interests in the Business Combination that are different from, or in addition to or in conflict with, our stockholders. These interests include the continued employment of certain executive officers of our company by RLJ Entertainment, the continued positions of certain directors of our company as directors of RLJ Entertainment, and the indemnification of former directors and officers of our company by RLJ Entertainment and the surviving corporations. Our stockholders should be aware of these interests when they consider our board of directors’ recommendation that they vote in favor of the approval and adoption of the merger agreement and the consummation of the transactions contemplated thereby. For a discussion of the interests of directors and executive officers in the Business Combination, see the section of the Registration Statement titled “The Business Combination — Interests of Image Directors and Officers in the Business Combination” and “The Business Combination — Interests of the Current RLJ Directors and Officers in the Business Combination.”

Certain of our current directors and executive officers own shares of our common stock and warrants that may be worthless if the Business Combination is not approved. Such interests may have influenced their decision to approve the Business Combination.

Following the consummation of the Business Combination, our current directors and executive officers will beneficially own approximately 2,901,011 shares of RLJ Entertainment common stock (after giving effect to the forfeiture of 792,739 founder’s shares by our sponsor) and will have the right to acquire an additional 5,666,667 shares of RLJ Entertainment common stock through the exercise of warrants (after giving effect to the forfeiture of 1,000,000 sponsor warrants by our sponsor), subject to certain limitations. Such persons are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to shares they acquired prior to our initial public offering. Therefore, if the Business Combination is not approved and we does not consummate another business combination by November 22, 2012 and is forced to liquidate, such founder’s shares and sponsor warrants held by such persons will be worthless. These financial interests of our current directors and executive officers may have influenced their decision to approve the Business Combination and to continue to pursue the Business Combination. See the section of the Registration Statement titled “The Business Combination — Interests of the Current RLJ Directors and Officers in the Business Combination.”

The shares of RLJ Entertainment common stock to be received by our stockholders as a result of the Business Combination will have different rights from shares of our common stock.

Following completion of the Business Combination, our stockholders will no longer be stockholders of our company but will instead be stockholders of RLJ Entertainment. There will be important differences between the current rights of stockholders of our company and the rights as an RLJ Entertainment stockholder. See the section of the Registration Statement titled “Comparison of Stockholder Rights” for a discussion of the different rights associated with RLJ Entertainment common stock.

Our stockholders will have a reduced ownership and voting interest after consummation of the Business Combination and will exercise less influence over management.

After the completion of the transactions contemplated by the merger agreement, our stockholders will own a smaller percentage of RLJ Entertainment than they currently own of our company. Upon completion of the Business Combination, it is anticipated that our stockholders (including the initial stockholders), Image stockholders and Acorn shareholders will hold approximately 84%, 11% and 5%, respectively, of the shares of common stock of RLJ Entertainment issued and outstanding immediately after the consummation of the Business Combination, assuming that no public stockholders exercise their redemption rights. Consequently, our stockholders, as a group, will have reduced ownership and voting power in the combined company compared to their ownership and voting power in our company.

Failure to complete the Business Combination could negatively affect the stock prices, businesses and financial results of our company.

If the Business Combination is not completed, the ongoing businesses of our company may be adversely affected and our company will be subject to several risks and consequences, including the following:

•	our company will be required to pay certain costs relating to the Business Combination, whether or not the Business Combination is completed, such as significant fees and expenses relating to financing arrangements and legal, accounting, financial advisor and printing fees;

•	our company may be required to pay significant fees and expenses relating to financing arrangements, whether or not the Business Combination is completed, which may include investment banking fees and commissions, commitment fees, early termination or redemption premiums, professional fees and other costs and expenses;

•	under the merger agreement, our company is subject to certain restrictions on the conduct of its business prior to completing the Business Combination which may adversely affect its ability to execute certain of its business strategies;

•	under the Acorn purchase agreement, we may be obligated to pay Acorn a $1.0 million termination fee as liquidated damages if the Acorn purchase agreement is terminated (i) because the Acorn acquisition has not closed by November 22, 2012 (and, at the time of such termination, we do not have at least an aggregate of $92.0 million in cash held either inside or outside of the trust account), (ii) by Acorn because of our material breach, (iii) by us because the merger agreement is terminated for any reason, or (iv) by either our company or Acorn because the merger agreement is not approved and adopted by Image’s stockholders; and

•	matters relating to the Business Combination may require substantial commitments of time and resources by our company, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the Business Combination is not completed, we may experience negative reactions from the financial markets. Our company also could be subject to litigation related to a failure to complete the mergers or to enforce their respective obligations under the merger agreement. If the transactions contemplated by the merger agreement are not consummated, we cannot assure our stockholders that the risks described will not materially affect the business, financial results and stock prices of our company.

Our company and RLJ Entertainment will incur significant transaction and merger-related transition costs in connection with the Business Combination.

We expect that we and RLJ Entertainment will incur significant, non-recurring costs in connection with consummating the Business Combination and integrating the operations of our company, Image and Acorn. RLJ Entertainment may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the Business Combination. Some of these costs are payable regardless of whether the Business Combination is completed. Moreover, under specified circumstances, Image may be required to pay to us a termination fee of $1.62 million (depending on the specific circumstances) if the Image merger is not consummated. Image may also be required, under certain circumstances, to pay our out of pocket expenses under the merger agreement. These expenses would likely aggregate substantially more than the termination fee. See the section of the Registration Statement titled, “The Agreements — Description of the Image Merger Agreement — Termination.”

The unaudited pro forma financial information included in the Preliminary Proxy Statement may not be indicative of what RLJ Entertainment’s actual financial position or results of operations would have been.

The unaudited pro forma financial information in the Preliminary Proxy Statement is presented for illustrative purposes only and is not necessarily indicative of what RLJ Entertainment’s actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated. The unaudited pro forma financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to Image’s and Acorn’s net assets. The purchase price allocation reflected in the joint proxy statement/prospectus is preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of Image and Acorn as of the date of the completion of the Business Combination. In addition, subsequent to the closing date, there may be further refinements of the purchase price allocation as additional information becomes available. Accordingly, the final purchase accounting adjustments may differ materially from the pro forma adjustments reflected in this document. See the section of the Registration Statement titled “RLJ, Image and Acorn Unaudited Condensed Combined Pro Forma Financial Information” for more information.

An investor will only be able to exercise a warrant if the issuance of our common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable by a warrantholder and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following completion of the Business Combination), we anticipate applying to list them on The NASDAQ Stock Market, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as its prospectus relating to the shares of common stock issuable upon exercise of the warrants is current. However, there can be no assurance that this will be the case. If a warrantholder is unable to exercise his warrants in a particular state, he may be forced to sell his warrant and therefore lose the benefit of purchasing our stock. Furthermore, the price he receives for his warrant may not equal the difference between the exercise price and the stock price.

Our working capital will be reduced if our stockholders exercise their right to redeem their shares for cash, which reduced working capital may adversely affect RLJ Entertainment’s business and future operations.

Pursuant to our amended and restated articles, our stockholders may demand that we redeem their shares, calculated as of two business days prior to the anticipated consummation of the Business Combination, into a pro rata share of the trust account. Funds from the trust account will be used to pay approximately $3.6 million to the underwriters in our initial public offering for deferred underwriting discounts and commissions and to pay approximately $5.1 million for transaction expenses. If the amount remaining in the trust account after these expenses are paid is insufficient to fund RLJ Entertainment’s working capital requirements, RLJ Entertainment would need to seek to borrow funds necessary to satisfy such requirements. We cannot assure you that such funds would be available to RLJ Entertainment on terms favorable to it or at all. If such funds were not available to RLJ Entertainment, it may adversely affect RLJ Entertainment’s operations and profitability.

RLJ Entertainment’s warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to RLJ Entertainment’s stockholders.

Outstanding warrants to purchase an aggregate of 20,041,667 shares of RLJ Entertainment common stock (issued in exchange for our warrants issued in our initial public offering and concurrent private placement) and warrants to purchase an aggregate of 1,000,000 shares of RLJ Entertainment common stock (issued as consideration in the Acorn purchase agreement) will become exercisable after the consummation of the Business Combination. These warrants likely will be exercised only if the $12.00 per share exercise price is below the market price of the shares of our common stock. To the extent such warrants are exercised, additional shares of RLJ Entertainment common stock will be issued, which will result in dilution to the holders of common stock of RLJ Entertainment and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of RLJ Entertainment’s common stock.

If our stockholders fail to deliver their shares in accordance with the redemption requirements specified in the joint proxy statement/prospectus, they will not be entitled to redeem their shares of common stock of our company for a pro rata portion of the trust account.

Our stockholders may demand that we convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated consummation of the transactions contemplated by the merger agreement. Our stockholders who seek to exercise this redemption right must deliver their stock (either physically or electronically) to Continental Stock Transfer & Trust Company, our transfer agent, prior to our special meeting. Any stockholder of our company who fails to deliver his or her stock in accordance with the procedures described in the joint proxy statement/prospectus will not be entitled to redeem his or her shares into a pro rata portion of the trust account. See the section of the Registration Statement titled “The Business Combination — Redemption Rights of RLJ Stockholders” for the procedures to be followed if you wish to redeem your shares to cash.

The NASDAQ Stock Market may not list RLJ Entertainment’s securities on its exchange, which could limit investors’ ability to make transactions in RLJ Entertainment’s securities and subject RLJ Entertainment to additional trading restrictions.

RLJ Entertainment anticipates seeking listing of its securities on The NASDAQ Stock Market in connection with the Business Combination. RLJ Entertainment will be required to meet The NASDAQ Stock Market initial listing requirements to be listed. RLJ Entertainment may not be able to meet those initial listing requirements, especially in the event NASDAQ stock market staff deem the Business Combination to be a “reverse merger” and therefore impose more stringent listing standards. Even if such application is accepted and RLJ Entertainment’s securities are so listed, RLJ Entertainment may be unable to maintain the listing of its securities in the future.

If The NASDAQ Stock Market does not list RLJ Entertainment’s securities for trading on its exchange, RLJ Entertainment could face significant material adverse consequences, including:

•	a limited availability of market quotations for its securities;

•	reduced liquidity with respect to its securities;

•	a determination that its shares of common stock are “penny stock,” which will require brokers trading in its shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for the shares of common stock;

•	a limited amount of news and analyst coverage for Image; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The exercise of discretion by our directors and officers in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the merger or waivers of conditions are appropriate and in stockholders’ best interests.

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the merger agreement, Preferred Stock Purchase Agreement or Acorn purchase agreement, would require us to agree to amend one or more of those agreements, as applicable, to consent to certain actions taken by the other parties to such agreements or to waive rights that we are entitled to under such agreements. Such events could arise because of changes in the course of the respective business of the other parties to the Business Combination, a request by another party to undertake actions that would otherwise be prohibited by the terms of the merger agreement, the Preferred Stock Purchase Agreement or the Acorn purchase agreement, or the occurrence of other events that would have a material adverse effect on Image’s business and would entitle us to terminate one or more of such agreements. In any of such circumstances, it would be discretionary on us, acting through its respective board of directors, to grant our consent or waive our rights. The existence of the financial and personal interests of the directors described above may result in a conflict of interest on the part of one or more of the directors between what he or she may believe is best for our company and what he may believe is best for himself in determining whether or not to take the requested action. As of the date of this report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the merger proposal set forth in the Preliminary Proxy Statement has been obtained. While certain changes could be made without further stockholder approval, our company will circulate a new or amended joint proxy statement/prospectus and resolicit our stockholders if changes to the terms of the transaction that would have a material adverse impact on our stockholders are required prior to the stockholder vote on the merger proposal set forth in the Preliminary Proxy Statement.

If the Business Combination is completed, a large portion of the funds in the trust account may be used for the purchase, directly or indirectly, of our common stock. As a consequence, if the Business Combination is completed, such funds will not be available to RLJ Entertainment for working capital and general corporate purposes and the number of beneficial holders of RLJ Entertainment’s securities may be reduced to a number that may preclude the quotation, trading or listing of RLJ Entertainment’s securities other than on the OTCBB.

After the payment of expenses associated with the transaction, including investment banking and finder’s fees and deferred underwriting commissions, the balance of funds in the trust account will be available to RLJ Entertainment for working capital and general corporate purposes. However, a portion of the funds in the trust account may be used to acquire our common stock from holders thereof who elect to redeem their shares into cash. As a consequence of such purchases:

•	the funds in the trust account that are so used will not be available to RLJ Entertainment after the Business Combination and the actual amount of such funds that RLJ Entertainment may retain for its own use will be diminished; and

•	the public “float” of RLJ Entertainment’s common stock may be reduced and the number of beneficial holders of RLJ Entertainment’s securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of RLJ Entertainment’s securities on The NASDAQ Stock Market or any other national securities exchange.

As a result of the Jumpstart Our Business Startups Act recently signed into law, if the Business Combination is completed, RLJ Entertainment could be subject to reduced reporting requirements, relative to other public companies.

On April 5, 2012 the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. If the Business Combination is completed, RLJ Entertainment may, subject to certain conditions set forth under the JOBS Act, qualify as an “emerging growth company” which would provide RLJ Entertainment a grace period of the first five years following completion of the Business Combination before RLJ Entertainment would be required to (i) provide an auditor’s attestation report on its system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) comply with new accounting pronouncements applicable to public companies before such pronouncements are also applicable to private companies and (iii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

There are significant limitations on our right to make damage claims against Image for the breach of any representations and warranties or covenants made by Image in the merger agreement.

We do not have a right under the terms of the merger agreement to make indemnification claims after the closing of the Business Combination against Image under any circumstances including for a breach by Image of the representations and warranties made to Image or for a violation by Image of certain covenants and agreements in the merger agreement and related documents.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

Exhibit Number	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Document

*	Filed Herewith
**	Furnished Herewith

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2011.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ACQUISITION, INC.

May 15, 2012	By:	/s/ H. Van Sinclair
Name: H. Van Sinclair
Title: Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Lisa W. Pickrum
Name: Lisa W. Pickrum
Title: Chief Financial Officer
(principal financial and accounting officer)

