Form 10-Q
period 2012-06-30
RLJ Acquisition, Inc.
filed 2012-08-14
CIK 1506744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of common stock outstanding as of August 13, 2012 was 17,968,750.

Forward-Looking Statements

Certain statements contained in this report, and the information incorporated by reference herein, which reflect our current views with respect to future events and financial performance, and any other statements of a future or forward-looking nature, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give current expectations or forecasts of future events. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our ability to integrate Image Entertainment, Inc.’s or Acorn Media Group, Inc.’s business and operations;

•	our success in retaining or recruiting our officers, key employees or directors following our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our public securities’ limited liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the deterioration of general economic conditions, either nationally or in the local markets in which we operate;

•	the dissolution and liquidation of our company as a result of a failure to close the business combination; or

•	our financial performance.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash	$207,817	$1,162,666
Prepaid expenses	79,690	16,892
Total current assets	287,507	1,179,558
Noncurrent asset:
Investments held in Trust Account	143,148,099	143,115,258
Total assets	$143,435,606	$144,294,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$21,448
Accrued expenses	45,289	66,225
Due to affiliate	493,197	67,878
Total current liabilities	538,486	155,551
Other liabilities:
Deferred underwriters' fee	3,593,750	3,593,750
Total liabilities	4,132,236	3,749,301

Common stock subject to possible redemption 13,497,826 at June 30, 2012 and 13,622,664 at December 31, 2011 (at redemption value of $9.95 per share)	134,303,369	135,545,507

Commitments and contingencies
Stockholders' equity
Common stock, $0.001 par value. Authorized 250,000,000 shares; 4,470,924 shares issued and outstanding at June 30, 2012 and 4,346,086 shares issued and outstanding at December 31, 2011 (which excludes 13,497,826 and 13,622,664 shares subject to possible redemption at June 30, 2012 and December 31, 2011, respectively)	4,471	4,346
Additional paid-in captial	6,684,386	5,442,373
Deficit accumulated during the development stage	(1,688,856)	(446,711)
Total stockholders' equity	5,000,001	5,000,008
Total liabilities and stockholders' equity	$143,435,606	$144,294,816

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months	Six Months	Three Months	Three Months	November 12, 2010
	Ended	Ended	Ended	Ended	(date of inception) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Formation costs	$-	$48,014	$-	$-	$73,213
General and administrative expenses	1,274,986	145,299	900,868	110,243	1,732,492
Loss from operations	(1,274,986)	(193,313)	(900,868)	(110,243)	(1,805,705)
Other Income
Interest Income	32,841	43,559	19,562	21,382	116,849

Net loss	$(1,242,145)	$(149,754)	$(881,306)	$(88,861)	$(1,688,856)

Loss per common share:
Basic and diluted	$(0.28)	$(0.03)	$(0.20)	$(0.02)	$(0.40)
Weighted average common shares outstanding
Basic and diluted	4,426,638	4,324,503	4,470,924	4,617,531	4,232,266

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from November 12, 2010 (date of inception) to June 30, 2012

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development	Stockholders'
	Shares	Amount	Paid-In Capital	Stage	Equity

Sale of common stock issued to initial stockholder on November 18, 2010 at $.0070 per share	3,593,750	$3,594	$21,406	$-	$25,000

Net loss	-	-	-	(25,199)	(25,199)

Balances at December 31, 2010	3,593,750	3,594	21,406	(25,199)	(199)

Sale on February 22, 2011 of 14,375,000 units at $10 per unit, net of underwriters' fee and offering expenses (including 13,622,664 shares subject to possible redemption)	14,375,000	14,375	135,952,851	-	135,967,226

Sale on February 22, 2011 of 6,666,667 private placement warrants to the sponsor at $0.75 per warrant	-	-	5,000,000	-	5,000,000

Net proceeds subject to possible redemption of 13,622,664 shares at redemption value	(13,622,664)	(13,623)	(135,531,884)	-	(135,545,507)

Net loss	-	-	-	(421,512)	(421,512)

Balances at December 31, 2011	4,346,086	4,346	5,442,373	(446,711)	5,000,008

Change in proceeds subject to possible redemption 13,497,826
ordinary shares at redemption value (unaudited)	124,838	125	1,242,013		1,242,138

Net loss (unaudited)				(1,242,145)	(1,242,145)

Balances at June 30, 2012 (unaudited)	4,470,924	$4,471	$6,684,386	$(1,688,856)	$5,000,001

See accompanying notes to condensed interim financial statements.

RLJ Acquisition, Inc.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months	November 12, 2010
	Ended	Ended	(date of inception) to
	June 30, 2012	June 30, 2011	June 30, 2012

Cash flows from operating activities:
Net loss	$(1,242,145)	$(149,754)	$(1,688,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	(62,798)	(73,092)	(79,690)
Accounts payable	(21,448)		-
Accrued expenses	(20,936)	18,288	45,289
Due to affiliate	425,319	(35,294)	493,197
Net cash used in operating activities	(922,008)	(239,852)	(1,230,060)

Cash flows from investing activities:
Principal deposited in Trust Account		(143,031,250)	(143,031,250)
Interest reinvested in Trust Account	(32,841)	(43,559)	(116,849)
Net cash used in investing activities	(32,841)	(143,074,809)	(143,148,099)

Cash flows from financing activities:
Proceeds from the issuance of stock to initial stockholder			25,000
Proceeds from public offering		143,750,000	143,750,000
Proceeds from issuance of warrants		5,000,000	5,000,000
Proceeds from issuance of notes payable - related party			225,000
Payments on notes payable - related party		(225,000)	(225,000)
Payment of offering costs		(4,139,024)	(4,189,024)
Net cash provided by financing activities	-	144,385,976	144,585,976
Increase (decrease) in cash	(954,849)	1,071,315	207,817
Cash at beginning of the period	1,162,666	249,976
Cash at end of the period	$207,817	$1,321,291	$207,817

Supplemental disclosure of non-cash financing activities:
Deferred underwriters' fee	$-	$3,593,750	$3,593,750

See accompanying notes to condensed interim financial statements.

RLJ ACQUISITION, INC.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

For the period from November 12, 2010 (date of inception) to June 30, 2012

(1) Organization, Nature of Business Operations and Going Concern Consideration

RLJ Acquisition, Inc. (the Company) is a newly-organized blank check company formed on November 12, 2010 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Company's sponsor is RLJ SPAC Acquisition, LLC (the Sponsor). At June 30, 2012, the Company had not commenced any operations. All activity through June 30, 2012 relates to the Company's formation, the initial public offering described in Note 4, and the pursuit of a proposed business combination described in Note 5 . The Company selected December 31 as its fiscal year-end.

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

For the period from November 12, 2010 (date of inception) to June 30, 2012

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

(2) Basis of Presentation

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations for the three months and six months ended June 30, 2012 and 2011, and for the period from November 12, 2010 (date of inception) to June 30, 2012. Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2011, as presented herein, was derived from the Company’s audited financial statements as reported in Form 10-K filed with the SEC in March 2012.

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the Company’s audited financial statements as of December 31, 2011, which are included in Form 10-K filed with the SEC in March 2012.

RLJ ACQUISITION, INC.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

 For the period from November 12, 2010 (date of inception) to June 30, 2012

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

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.” At June 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through June 30, 2012 relates to the Company’s formation, the Offering and the pursuit of a proposed business combination. Following the Offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company generates non-operating income in the form of interest income on the designated Trust Account.

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

For the period from November 12, 2010 (date of inception) to June 30, 2012

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

The Company complies with FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the interim financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company established a full valuation allowance of $422,000 and $143,000 at June 30, 2012 and December 31, 2011, respectively. The deferred tax asset is comprised of expenses non-deductible in the development state. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The Company adopted the provisions of FASB ASC 740-10-25 which establishes recognition requirements for the accounting for income taxes. There were no unrecognized tax benefits as of June 30, 2012. The section prescribes a recognition threshold and a measurement attribute for the interim financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2012 and December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.  The Company is subject to income tax examinations by major taxing authorities since inception. The adoption of the provisions of FASB ASC 740-10-25 did not have a material impact on the Company’s financial position and results of operation and cash flows as of and for the periods ended June 30, 2012 and December 31, 2011.

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

For the period from November 12, 2010 (date of inception) to June 30, 2012

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

Accordingly, 13,497,826 and 13,622,664 of common shares have been classified outside of permanent equity at redemption value at June 30, 2012 and December 31, 2011, respectively, which is equal to the per share amount held in the Trust Account. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of common stock subject to redemption equal its redemption value at the end of each reporting period.

(k)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the new 2012 presentation. Such reclassifications have no effect on previously reported net loss.

(4)	Initial Public Offering

On February 22, 2011, the Company consummated its Offering of 14,375,000 of its units, including units issued and sold pursuant to the underwriters’ over-allotment option (Unit). Each Unit consists of one share of the Company's common stock, $0.001 par value per share, and one warrant (Warrant). Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $12.00 per share, subject to adjustment. The Warrants will become exercisable on the later of 30 days after the completion of the Company's initial business combination or February 22, 2012, twelve months from the closing of the Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company's initial business combination or earlier upon redemption or liquidation. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days prior written notice of redemption, only in the event that the last sales price of the Company's common stock equals or exceeds $17.50 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

(5)	Proposed Business Combination

On April 2, 2012, the Company announced that it had entered into agreements to acquire each of Image Entertainment, Inc. (Image) and Acorn Media Group, Inc (Acorn). The new combined company will be named RLJ Entertainment, Inc. (RLJ Entertainment). Under the terms of the agreements, the holders of common stock of Image will receive from RLJ Entertainment 2,139,000 shares of common stock of RLJ Entertainment, subject to adjustment as set forth in the agreement, and the holders of preferred stock of Image will receive aggregate consideration of $22,600,000, which will be paid in cash and in the form of promissory notes to the holders of preferred stock of Image. The shareholders of Acorn will receive approximately $105 million in cash, 1,000,000 shares of common stock of RLJ Entertainment and warrants to purchase 1,000,000 shares of common stock of RLJ Entertainment. After the completion of the business combination, the current stockholders of Image and Acorn will own approximately 11% and 5% of RLJ Entertainment, respectively, assuming no redemptions. The current stockholders of the Company will own approximately 84% of RLJ Entertainment, assuming no redemptions

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to June 30, 2012

RLJ Entertainment will prepare its financial statements in accordance with GAAP. The business combination will be accounted for by applying the acquisition method, which requires the determination of the acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquirees and the measurement of goodwill. ACS Topic 805-10, “Business Combinations – Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a combination effected through a transfer of additional assets and exchange of equity interest, all pertinent facts and circumstances must be considered, including the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of additional assets and equity securities in the business combination, including payment of any premium.

Based on RLJ Entertainment Inc. being the entity issuing its equity interest in the business combination and retaining approximately 84% of the post-business combination common stock, the current RLJ directors representing two out of nine directors of the combined company and the other terms of the business combinations, RLJ Entertainment will be considered to be the acquirer of Image and Acorn for accounting purposes. This means that RLJ Entertainment will allocate the purchase price to the fair value of Image’s and Acorn’s assets and liabilities at the acquisition date, with any excess purchase price being recorded as goodwill.

(6)	Related Party Transactions

(a)	Note Payable – Related Party

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

As of June 30, 2012, RLJ Companies, LLC has paid certain offering, and formation and operating costs on behalf of the Company. The total of such costs do not bear interest, and is due on demand.

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

For the period from November 12, 2010 (date of inception) to June 30, 2012

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

(7)	Founder Shares

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

(8)	Commitments

The Company paid an underwriting discount of 2.5% of the Offering proceeds to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional contingent fee of 2.5% of the Offering proceeds payable solely upon the consummation of its initial Business Combination.  Such contingent fee is reflected as deferred underwriters’ fee of $3,593,750 at June 30, 2012 and December 31, 2011.

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to June 30, 2012

(9)	Investment in Trust Account

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

As of June 30, 2012, investment securities in the Company’s Trust Account consist of $143,147,568 in United States Treasury Bills and another $531 is held as cash in the account. As of December 31, 2011, investment securities in the Company’s Trust Account consisted of $143,113,569 in United States Treasury Bills and another $1,689 was held as cash in the account. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The carrying amount, excluding accrued interest income, gross unrealized holding gain (loss) and fair value of held to maturity securities at June 30, 2012 and December 31, 2011 are as follows:

		Gross
		Unrealized
		Holding
June 30, 2012	Carrying Value	Gain	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$143,147,568	$1,432	$143,149,000

		Gross
		Unrealized
		Holding
December 31, 2011	Carrying Value	Loss	Fair Value

Held-to-maturity:
U.S. Treasury Securities	$143,113,569	$(1,431)	$143,112,138

(10)	Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

RLJ ACQUISITION, INC.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS – (Continued)

For the period from November 12, 2010 (date of inception) to June 30, 2012

		Quoted Prices	Significant	Significant
		In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,149,000	$143,149,000	—	—

		Quoted Prices	Significant	Significant
		In	Other	Other
		Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:

Restricted cash equivalents held in Trust Account	$143,112,138	$143,112,138	—	—

(11)      Subsequent Events

On August 10, 2012, RLJ Entertainment filed with the SEC a final joint proxy statement/prospectus for the Company and Image in connection with the registration of the shares and warrants of RLJ Entertainment to be issued pursuant to the Agreement and Plan of Merger, by and between the Company and Image, dated April 2, 2012 (the merger agreement), and the Stock Purchase Agreement, by and among, the Company, Acorn, the stockholders of Acorn and Peter Edwards, as the stockholder representative, dated April 2, 2012. Also, on August 10, 2012, the Company filed a definitive proxy statement with the SEC in connection with a special meeting of its stockholders that will be held on September 20, 2012 to consider and vote upon, among other things, a proposal to approve the merger agreement.

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

Net (loss) for the three months ended June 30, 2012 was $(881,306), which consisted of $19,562 in interest income offset by $900,868 in formation and operating expenses. Net (loss) for the six months ended June 30, 2012 was $(1,242,145), which consisted of $32,841 in interest income offset by $1,274,986 in formation and operating expenses. Net (loss) for the period from November 12, 2010 (inception) to June 30, 2012 was $(1,688,856), which consisted of $116,849 in interest income offset by $1,805,705 in formation and operating expenses. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

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

After the completion of the proposed business combination contemplated by the merger agreement and the Acorn purchase agreement, which we refer to as the Business Combination, the current stockholders of Image and Acorn will own approximately 11% and 5%, respectively, of a new combined company, RLJ Entertainment, Inc., or RLJ Entertainment, and our public stockholders and initial stockholders will own approximately 84% of RLJ Entertainment, assuming that none of our stockholders exercise their rights to redeem stock they hold in connection with the transactions contemplated by the merger agreement. RLJ Entertainment has applied to list its shares of common stock and warrants to purchase shares of its common stock on The Nasdaq Stock Market.

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

Pursuant to a support agreement, the controlling stockholders of Image, have agreed to vote the Image shares they control in favor of the transactions contemplated by the merger agreement. Each of the initial stockholders previously agreed to vote all of their shares of our common stock acquired in, or prior or subsequent to, our initial public offering, which shares constitute approximately 21.7% of our outstanding shares of common stock, for the transactions contemplated by the merger agreement.

On August 10, 2012, RLJ Entertainment filed with the SEC a final joint proxy statement/prospectus for us and Image in connection with the registration of the shares and warrants of RLJ Entertainment to be issued pursuant to the merger agreement and the Acorn purchase agreement. Also, on August 10, 2012, we filed a definitive proxy statement, which we refer to as the Definitive Proxy Statement, with the SEC in connection with a special meeting of our stockholders that will be held on September 20, 2012 to consider and vote upon, among other things, a proposal to approve the merger agreement. For a more complete discussion of the proposed business combination with Image and Acorn, including the risks that are applicable to us with respect to such business combination, please see our Definitive Proxy Statement.

The Acorn Purchase Agreement

Concurrently with the execution of the merger agreement, we entered into the Acorn purchase agreement with Acorn, the shareholders of Acorn and Peter Edwards, as the shareholder representative. Pursuant to the Acorn purchase agreement, the shareholders of Acorn will sell all of the issued and outstanding shares of capital stock of Acorn to us.

The aggregate purchase price to be paid to the shareholders of Acorn is comprised of (i) $101,818,343 in cash, plus an amount equal to the aggregate transaction costs incident to the negotiation, preparation or consummation of the acquisition by Acorn Productions Limited, a wholly owned subsidiary of Acorn, of Agatha Christie Limited (except for those transaction costs funded from working capital of Acorn or any Acorn subsidiary), (ii) 1,000,000 newly issued shares of common stock of RLJ Entertainment and (iii) newly issued warrants to purchase 1,000,000 shares of the common stock of RLJ Entertainment. The cash portion of the purchase price to be paid to the shareholders of Acorn at closing will be reduced by the (i) transaction costs incurred by Acorn and Acorn’s subsidiaries since January 1, 2012 in connection with the Acorn transaction, including the payments required to be made to cancel the outstanding options to purchase shares of capital stock of Acorn’s subsidiaries and to buy out the minority holders of Acorn’s subsidiaries; (ii) the amount required to repay Acorn’s SunTrust Bank senior term loan and to repay the principal amount of certain subordinated notes issued by Acorn; and (iii) $5,000,000 (an indemnification escrow, which amount will be released from escrow within 3 days of the 18-month anniversary of the closing, less any amounts paid to or claimed by RLJ prior to the 18-month anniversary of the closing). The cash purchase price will be subject to a post-closing adjustment based upon the closing net working capital of Acorn.

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

As of June 30, 2012, we had cash outside of the trust account of approximately $208,000, cash held in the trust account of approximately $143 million, and total liabilities of approximately $135 million (which includes approximately $134 million of common stock which is subject to possible redemption). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until November 22, 2012, assuming that the Business Combination or another transaction is not consummated during that time.

Subject to our stockholders’ approval of the Business Combination, we will use substantially all of the funds held in the trust account (net of franchise and income taxes payable and deferred underwriting commissions) to acquire Image and Acorn, including structuring, negotiating and consummating the acquisitions. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business combination, or the purchase price together with funds used for redemption is less than the amount in the trust account, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions or pursue our growth strategies.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Approximately $143.0 million of the net offering proceeds (which includes $3.6 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2012, the balance of the trust account was $143.0 million. The proceeds held in trust will only be invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less and/or in any open ended money market(s) selected by us meeting the conditions of Sections (c)(2), (c)(3) and (c)(4) of Rule 2a-7 under the Investment Company Act of 1970. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

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

(b) Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by our Chief Executive Officer and Chief Financial Officer, we have concluded that there were no changes during the fiscal quarter ended June 30, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. Risk Factors.

Other than the additional risk factors set forth below, and the risk factors disclosed in our Definitive Proxy Statement filed with the SEC on August 10, 2012, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We may have insufficient time or funds to complete an alternative business combination if the merger proposal set forth in the Definitive Proxy Statement is not approved and adopted by our stockholders or the Image merger is otherwise not completed.

We must complete our initial business combination by November 22, 2012. If the merger proposal set forth in the Definitive Proxy Statement is not approved and adopted by our stockholders, we will not complete the Business Combination and may not be able to consummate an alternative business combination within the required time frame, either due to insufficient time or insufficient operating funds. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as the deadline for the consummation of a business combination approaches.

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

Our stockholders will receive a fixed number of shares of RLJ Entertainment common stock in the Business Combination rather than a number of shares with a particular fixed market value. The market values of our common stock at the time of the Business Combination may vary significantly from their prices on the date the merger agreement was executed, the date of Definitive Proxy Statement or the dates on which our stockholders vote on the merger. Because the merger consideration exchange ratio will not be adjusted to reflect any changes in the market prices of our common stock, the market value of the RLJ Entertainment common stock issued in the merger and our common stock surrendered in the merger may be higher or lower than the values of these shares on earlier dates. 100% of the merger consideration to be received by our stockholders will be RLJ Entertainment common stock.

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

Consummation of the Business Combination is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Business Combination under the HSR Act. At any time before or after the Business Combination is consummated, any of the U.S. Department of Justice, which we refer to as the DOJ, the Federal Trade Commission, which we refer to as the FTC, or U.S. state attorneys general could take action under the antitrust laws in opposition to the Business Combination, including seeking to enjoin completion of the Business Combination, condition completion of the Business Combination upon the divestiture of assets of our company, Image, Acorn or their subsidiaries or impose restrictions on RLJ Entertainment’s post-consummation operations. These could negatively affect the results of operations and financial condition of the combined company following completion of the Business Combination. Any such requirements or restrictions may prevent or delay completion of the Business Combination or may reduce the anticipated benefits of the Business Combination, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations. Additionally, we have agreed to take certain actions, conditioned on the closing, to the extent necessary to ensure satisfaction, on or prior to the outside date (as it may be extended), of certain conditions to the closing of the Business Combination relating to regulatory approvals. Certain of these actions may be taken after receipt of the Business Combination approval.

The loss of Image’s or Acorn’s key personnel could negatively affect the operations and profitability of RLJ Entertainment.

Although we contemplate that certain members of Image’s and Acorn’s respective management teams will transition to positions in RLJ Entertainment following the Business Combination, it is possible that members of the management of Image or Acorn will not wish to make such a transition. In addition, while it is anticipated that RLJ Entertainment and certain members of Image’s and Acorn’s senior management will enter into employment agreements, we currently anticipate that such agreements with RLJ Entertainment would be finalized after the consummation of the Business Combination. There can be no assurance that such agreements will be entered into. The loss of Image’s or Acorn’s key personnel could negatively affect the operations and profitability of RLJ Entertainment.

Failure to successfully combine and integrate the businesses of our company, Image and Acorn in the expected time frame may adversely affect RLJ Entertainment’s future results.

The success of the Business Combination will depend, in part, on RLJ Entertainment’s ability to realize the anticipated benefits from combining the businesses of our company, Image and Acorn as further described in the section of the Definitive Proxy Statement titled “The Business Combination — Recommendation of the RLJ Board; RLJ’s Reasons for the Business Combination” and “The Business Combination — Recommendation of the Image Board; Image’s Reasons for the Business Combination.” To realize these anticipated benefits, the businesses of our company, Image and Acorn must be successfully integrated and combined. Our company, Image and Acorn have been independent companies, and they will continue to be operated as such until the completion of the Business Combination. The management of RLJ Entertainment may face significant challenges in consolidating the functions of Image, Acorn and our company, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the three companies, and retaining key personnel. If the combined company is not successfully integrated, the anticipated benefits of the Business Combination may not be realized fully or at all or may take longer to realize than expected. The integration may also be complex and time consuming, and require substantial resources and effort. The integration process and other disruptions resulting from the Business Combination may also disrupt each company’s ongoing businesses and/or adversely affect their relationships with employees, customary regulators and others with whom they have business or other dealings.

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

Uncertainty about the effect of the Business Combination on employees and customers may have an adverse effect on our company, Image or Acorn and consequently on the combined company. These uncertainties may impair Image’s or Acorn’s ability to retain and motivate key personnel and could cause customers and others that deal with Image or Acorn to defer entering into contracts with Image or Acorn or making other decisions concerning Image or Acorn or seek to change existing business relationships with Image or Acorn. Certain of Image’s and Acorn’s agreements with their customers have provisions that may allow such customers to terminate the agreements if the Business Combination is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our, Image’s and Acorn’s business could be harmed. In addition, the merger agreement and the Acorn purchase agreement restrict us from taking certain specified actions until the Business Combination occurs without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination. See the section of the Definitive Proxy Statement titled “The Agreements — Description of the Image Merger Agreement — Additional Agreements” for a description of the restrictive covenants applicable to us.

Certain directors and executive officers of our company may have interests in the Business Combination that are different from, or in addition to or in conflict with, our stockholders.

Executive officers of our company negotiated the terms of the Business Combination and our board approved the merger agreement and the transactions contemplated thereby and unanimously recommend that our stockholders vote in favor of the proposal to approve and adopt the merger agreement. These directors and executive officers may have interests in the Business Combination that are different from, or in addition to or in conflict with, our stockholders. These interests include the continued employment of certain executive officers of our company by RLJ Entertainment, the continued positions of certain directors of our company as directors of RLJ Entertainment, and the indemnification of former directors and officers of our company by RLJ Entertainment and the surviving corporations. Our stockholders should be aware of these interests when they consider our board of directors’ recommendation that they vote in favor of the approval and adoption of the merger agreement and the consummation of the transactions contemplated thereby. For a discussion of the interests of directors and executive officers in the Business Combination, see the section of the Definitive Proxy Statement titled “The Business Combination — Interests of Image Directors and Officers in the Business Combination” and “The Business Combination — Interests of the Current RLJ Directors and Officers in the Business Combination.”

Certain of our current directors and executive officers own shares of our common stock and warrants that may be worthless if the Business Combination is not approved. Such interests may have influenced their decision to approve the Business Combination.

Following the consummation of the Business Combination, our current directors and executive officers will beneficially own approximately 3,101,011 shares of RLJ Entertainment common stock (after giving effect to the forfeiture of 792,739 founder’s shares by our sponsor) and will have the right to acquire an additional 5,666,667 shares of RLJ Entertainment common stock through the exercise of warrants (after giving effect to the forfeiture of 1,000,000 sponsor warrants by our sponsor), subject to certain limitations. Such persons are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to shares they acquired prior to our initial public offering. Therefore, if the Business Combination is not approved and we does not consummate another business combination by November 22, 2012 and is forced to liquidate, such founder’s shares and sponsor warrants held by such persons will be worthless. These financial interests of our current directors and executive officers may have influenced their decision to approve the Business Combination and to continue to pursue the Business Combination. See the section of the Definitive Proxy Statement titled “The Business Combination — Interests of the Current RLJ Directors and Officers in the Business Combination.”

The shares of RLJ Entertainment common stock to be received by our stockholders as a result of the Business Combination will have different rights from shares of our common stock.

Following completion of the Business Combination, our stockholders will no longer be stockholders of our company but will instead be stockholders of RLJ Entertainment. There will be important differences between the current rights of stockholders of our company and the rights as an RLJ Entertainment stockholder. See the section of the Definitive Proxy Statement titled “Comparison of Stockholder Rights” for a discussion of the different rights associated with RLJ Entertainment common stock.

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

We expect that we and RLJ Entertainment will incur significant, non-recurring costs in connection with consummating the Business Combination and integrating the operations of our company, Image and Acorn. RLJ Entertainment may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and costs associated with the Business Combination. Some of these costs are payable regardless of whether the Business Combination is completed. Moreover, under specified circumstances, Image may be required to pay to us a termination fee of $1.62 million (depending on the specific circumstances) if the Image merger is not consummated. Image may also be required, under certain circumstances, to pay our out of pocket expenses under the merger agreement. These expenses would likely aggregate substantially more than the termination fee. See the section of the Definitive Proxy Statement titled, “The Agreements — Description of the Image Merger Agreement — Termination.”

The unaudited pro forma financial information included in the Definitive Proxy Statement may not be indicative of what RLJ Entertainment’s actual financial position or results of operations would have been.

The unaudited pro forma financial information in the Definitive Proxy Statement is presented for illustrative purposes only and is not necessarily indicative of what RLJ Entertainment’s actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated. The unaudited pro forma financial information reflects adjustments, which are based upon preliminary estimates, to allocate the purchase price to Image’s and Acorn’s net assets. The purchase price allocation reflected in the joint proxy statement/prospectus is preliminary, and final allocation of the purchase price will be based upon the actual purchase price and the fair value of the assets and liabilities of Image and Acorn as of the date of the completion of the Business Combination. In addition, subsequent to the closing date, there may be further refinements of the purchase price allocation as additional information becomes available. Accordingly, the final purchase accounting adjustments may differ materially from the pro forma adjustments reflected in this document. See the section of the Definitive Proxy Statement titled “RLJ, Image and Acorn Unaudited Condensed Combined Pro Forma Financial Information” for more information.

An investor will only be able to exercise a warrant if the issuance of RLJ Entertainment common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable by a warrantholder and RLJ Entertainment will not be obligated to issue shares of its common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following completion of the Business Combination), RLJ Entertainment has applied to list them on The NASDAQ Stock Market, which would provide an exemption from registration in every state. Accordingly, RLJ Entertainment believes holders in every state will be able to exercise their warrants as long as its prospectus relating to the shares of common stock issuable upon exercise of the warrants is current. However, there can be no assurance that this will be the case. If a warrantholder is unable to exercise his warrants in a particular state, he may be forced to sell his warrant and therefore lose the benefit of purchasing RLJ Entertainment stock. Furthermore, the price he receives for his warrant may not equal the difference between the exercise price and the stock price.

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

Our stockholders may demand that we convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated consummation of the transactions contemplated by the merger agreement. Our stockholders who seek to exercise this redemption right must deliver their stock (either physically or electronically) to Continental Stock Transfer & Trust Company, our transfer agent, prior to our special meeting. Any stockholder of our company who fails to deliver his or her stock in accordance with the procedures described in the joint proxy statement/prospectus will not be entitled to redeem his or her shares into a pro rata portion of the trust account. See the section of the Definitive Proxy Statement titled “The Business Combination — Redemption Rights of RLJ Stockholders” for the procedures to be followed if you wish to redeem your shares to cash.

The NASDAQ Stock Market may not list RLJ Entertainment’s securities on its exchange, which could limit investors’ ability to make transactions in RLJ Entertainment’s securities and subject RLJ Entertainment to additional trading restrictions.

RLJ Entertainment has applied to list its securities on The NASDAQ Stock Market in connection with the Business Combination. RLJ Entertainment will be required to meet The NASDAQ Stock Market initial listing requirements to be listed. RLJ Entertainment may not be able to meet those initial listing requirements, especially in the event NASDAQ stock market staff deem the Business Combination to be a “reverse merger” and therefore impose more stringent listing standards. Even if such application is accepted and RLJ Entertainment’s securities are so listed, RLJ Entertainment may be unable to maintain the listing of its securities in the future.

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

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the merger agreement, Preferred Stock Purchase Agreement or Acorn purchase agreement, would require us to agree to amend one or more of those agreements, as applicable, to consent to certain actions taken by the other parties to such agreements or to waive rights that we are entitled to under such agreements. Such events could arise because of changes in the course of the respective business of the other parties to the Business Combination, a request by another party to undertake actions that would otherwise be prohibited by the terms of the merger agreement, the Preferred Stock Purchase Agreement or the Acorn purchase agreement, or the occurrence of other events that would have a material adverse effect on Image’s business and would entitle us to terminate one or more of such agreements. In any of such circumstances, it would be discretionary on us, acting through its respective board of directors, to grant our consent or waive our rights. The existence of the financial and personal interests of the directors described above may result in a conflict of interest on the part of one or more of the directors between what he or she may believe is best for our company and what he may believe is best for himself in determining whether or not to take the requested action. As of the date of this report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the merger proposal set forth in the Definitive Proxy Statement has been obtained. While certain changes could be made without further stockholder approval, our company will circulate a new or amended joint proxy statement/prospectus and resolicit our stockholders if changes to the terms of the transaction that would have a material adverse impact on our stockholders are required prior to the stockholder vote on the merger proposal set forth in the Definitive Proxy Statement.

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

There are significant limitations on our right to make contractual indemnification claims against Image for the breach of any representations and warranties or covenants made by Image in the merger agreement.

We do not have a right under the terms of the merger agreement to make contractual indemnification claims after the closing of the Business Combination against Image under any circumstances including for a breach by Image of the representations and warranties made to Image or for a violation by Image of certain covenants and agreements in the merger agreement and related documents. This limitation does not affect any other entitlement, remedy or recourse permitted by law that we may have against Image.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults upon Senior Securities.

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit	Description
Number

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

31.1*	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

Exhibit	Description
Number

101.DEF**	XBRL Taxonomy Extension Definition Document

*      Filed Herewith

**    To be filed by amendment.

(1)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on February 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RLJ ACQUISITION, INC.

August 14, 2012	By:	/s/ H. Van Sinclair
		Name:	H. Van Sinclair
		Title:	Chief Executive Officer and President
(principal executive officer)

	By:	/s/ Lisa W. Pickrum
		Name:	Lisa W. Pickrum
		Title:	Chief Financial Officer
(principal financial and accounting officer)

